Form 10-Q
period 2021-10-03
INTERFACE INC
filed 2021-11-09
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For Quarterly Period Ended October 03, 2021
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
Shares outstanding of each of the registrant’s classes of common stock at November 4, 2021:

Class	Number of Shares
Common Stock, $0.10 par value per share	59,054,937

INTERFACE, INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	OCTOBER 3, 2021	JANUARY 3, 2021
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$92,809	$103,053
Accounts receivable, net	153,239	139,869
Inventories, net	256,652	228,725
Prepaid expenses and other current assets	33,011	23,747
Total current assets	535,711	495,394
Property, plant and equipment, net	333,663	359,036
Operating lease right-of-use assets	93,999	98,013
Deferred tax asset	14,658	18,175
Goodwill and intangibles, net	230,928	253,536
Other assets	80,283	81,857

Total assets	$1,289,242	$1,306,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$72,517	$58,687
Accrued expenses	132,212	105,739
Current portion of operating lease liabilities	15,040	13,555
Current portion of long-term debt	15,067	15,319
Total current liabilities	234,836	193,300
Long-term debt	509,912	561,251
Operating lease liabilities	80,741	86,468
Deferred income taxes	30,492	34,307
Other long-term liabilities	96,484	104,147

Total liabilities	952,465	979,473

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at October 3, 2021 and January 3, 2021	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 59,055 and 58,664 shares issued and outstanding at October 3, 2021 and January 3, 2021, respectively	5,905	5,865
Additional paid-in capital	251,794	247,920
Retained earnings	240,199	208,562
Accumulated other comprehensive loss – foreign currency translation	(91,026)	(60,331)
Accumulated other comprehensive loss – cash flow hedge	(3,373)	(6,190)
Accumulated other comprehensive loss – pension liability	(66,722)	(69,288)

Total shareholders’ equity	336,777	326,538

Total liabilities and shareholders’ equity	$1,289,242	$1,306,011
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 3, 2021	OCTOBER 4, 2020	OCTOBER 3, 2021	OCTOBER 4, 2020
NET SALES	$312,707	$278,642	$860,752	$826,315
Cost of Sales	206,382	176,480	549,397	512,548
GROSS PROFIT ON SALES	106,325	102,162	311,355	313,767

Selling, General and Administrative Expenses	77,735	88,161	236,867	255,902
Restructuring and Asset Impairment Charges	3,813	(1,881)	3,621	(3,156)
Goodwill and Intangible Asset Impairment Charge	—	—	—	121,258
OPERATING INCOME (LOSS)	24,777	15,882	70,867	(60,237)

Interest Expense	7,727	5,426	22,272	16,021
Other Expense	887	2,921	2,219	9,551

INCOME (LOSS) BEFORE INCOME TAX EXPENSE	16,163	7,535	46,376	(85,809)
Income Tax Expense	5,204	1,622	12,968	5,736

NET INCOME (LOSS)	$10,959	$5,913	$33,408	$(91,545)

Earnings (Loss) Per Share – Basic	$0.19	$0.10	$0.57	$(1.56)
Earnings (Loss) Per Share – Diluted	$0.19	$0.10	$0.57	$(1.56)

Common Shares Outstanding – Basic	59,057	58,592	58,942	58,507
Common Shares Outstanding – Diluted	59,057	58,592	58,942	58,507
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 3, 2021	OCTOBER 4, 2020	OCTOBER 3, 2021	OCTOBER 4, 2020
Net Income (Loss)	$10,959	$5,913	$33,408	$(91,545)
Other Comprehensive Income (Loss), Foreign Currency Translation Adjustment	(14,553)	23,402	(30,695)	24,317
Other Comprehensive Income (Loss), Cash Flow Hedge	1,323	864	2,817	(5,627)
Other Comprehensive Income (Loss), Pension Liability Adjustment	2,377	(1,471)	2,566	(80)
Comprehensive Income (Loss)	$106	$28,708	$8,096	$(72,935)
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	NINE MONTHS ENDED
	OCTOBER 3, 2021	OCTOBER 4, 2020
OPERATING ACTIVITIES:
Net income (loss)	$33,408	$(91,545)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	35,087	33,480
Stock compensation amortization expense (benefit)	4,150	(1,416)
Deferred income taxes and other	2,564	(20,438)
Amortization of acquired intangible assets	4,269	4,030
Goodwill and intangible asset impairment	—	121,258
Working capital changes:
Accounts receivable	(17,061)	47,572
Inventories	(36,230)	13,203
Prepaid expenses and other current assets	(7,022)	8,819
Accounts payable and accrued expenses	44,891	(17,695)

CASH PROVIDED BY OPERATING ACTIVITIES	64,056	97,268

INVESTING ACTIVITIES:
Capital expenditures	(17,406)	(46,884)
Other	—	(183)

CASH USED IN INVESTING ACTIVITIES	(17,406)	(47,067)

FINANCING ACTIVITIES:
Repayments of long-term debt	(106,283)	(114,022)
Borrowing of long-term debt	57,000	93,000
Tax withholding payments for share-based compensation	(193)	(1,505)
Proceeds from issuance of common stock	—	93
Dividends paid	(1,771)	(4,978)
Debt issuance costs	(36)	(1,519)
Finance lease payments	(1,796)	(1,252)

CASH USED IN FINANCING ACTIVITIES	(53,079)	(30,183)

Net cash (used in) provided by operating, investing and financing activities	(6,429)	20,018
Effect of exchange rate changes on cash	(3,815)	2,400

CASH AND CASH EQUIVALENTS:
Net change during the period	(10,244)	22,418
Balance at beginning of period	103,053	81,301

Balance at end of period	$92,809	$103,719
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
The nine-month period ended October 3, 2021 includes 39 weeks, and the nine-month period ended October 4, 2020 includes 40 weeks. The three-month periods ended October 3, 2021 and October 4, 2020 both include 13 weeks.
Risks and Uncertainties
The World Health Organization declared the COVID-19 outbreak a pandemic in March 2020, and many companies have experienced disruptions in their operations. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that, except for the goodwill and intangible asset impairment recorded in the first quarter of 2020 and discussed in Note 10 “Goodwill and Intangible Assets,” the continued impacts to our global supply chain, and its consequent impacts on production volume, raw material shortages, raw material cost increases, higher freight costs, shipping delays and labor shortages, gross profit margins, operating income, net income, cash flows, and order rates, there were no other material adverse impacts on the Company’s results of operations and financial position at October 3, 2021. The Company’s primary credit facility has various financial and other covenants including, but not limited to, a covenant to not exceed a maximum secured net debt to EBITDA ratio, as defined by the credit facility agreement. The Company is currently in compliance with all covenants under the credit facility agreement and anticipates that it will remain in compliance with the covenants for the foreseeable future. The full extent of the future impact of COVID-19 on the Company’s operations is uncertain. A prolonged COVID-19 pandemic may continue to have a material adverse impact on our operations, financial condition, and supply chains. It may negatively impact our ability to collect outstanding receivables, manage inventory, produce our products and service customers. The impact of COVID-19 could result in additional impairment losses related to goodwill, intangible assets, and property, plant and equipment.
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
COVID-19 Impact
We continue to monitor our operations and have implemented various programs to mitigate the effects of COVID-19 on our business. Our global supply chain and manufacturing operations continue to experience increased impacts of COVID-19 including raw material shortages, raw material cost increases, higher freight costs, shipping delays, and labor shortages – particularly in the United States.

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard addresses the risks from the discontinuation of the London Interbank Offered Rate (LIBOR) and provides optional expedients and exceptions to contracts, hedging relationships and other transactions that reference LIBOR if certain criteria are met. This new guidance is effective and may be applied beginning March 12, 2020 through December 31, 2022. While the Company is currently evaluating the impact of adoption of this standard, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION
Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue for both nine-month periods ended October 3, 2021 and October 4, 2020. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material for both 2021 and 2020 nine-month periods.
Disaggregation of Revenue
For the nine months ended October 3, 2021 and October 4, 2020, revenue from the Company’s customers is broken down by geography as follows:

	Nine Months Ended
Geography	October 3, 2021	October 4, 2020
Americas	53.5%	54.7%
Europe	32.6%	31.4%
Asia-Pacific	13.9%	13.9%
Revenue from the Company’s customers in the Americas corresponds to the AMS operating segment, and the EAAA operating segment includes revenue from the Europe and Asia-Pacific geographies. See Note 11 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	October 3, 2021	January 3, 2021
	(in thousands)
Finished goods	$176,180	$152,836
Work in process	16,487	17,109
Raw materials	63,985	58,780
Inventories, net	$256,652	$228,725

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

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(in thousands, except per share data)
Numerator:
Net income (loss)	$10,959	$5,913	$33,408	$(91,545)
Less: distributed and undistributed earnings available to participating securities	(127)	(46)	(358)	(38)
Distributed and undistributed earnings (loss) available to common shareholders	$10,832	$5,867	$33,050	$(91,583)

Denominator:
Weighted average shares outstanding	58,371	58,140	58,312	58,055
Participating securities	686	452	630	452
Shares for basic EPS	59,057	58,592	58,942	58,507
Dilutive effect of stock options	—	—	—	—
Shares for diluted EPS	59,057	58,592	58,942	58,507

Basic EPS	$0.19	$0.10	$0.57	$(1.56)
Diluted EPS	$0.19	$0.10	$0.57	$(1.56)

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	October 3, 2021		January 3, 2021
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$—	—%	$3,000	4.00%
Term loan borrowings	232,639	1.82%	282,215	1.87%
Total borrowings under Syndicated Credit Facility	232,639	1.82%	285,215	1.89%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	532,639		585,215
Less: Unamortized debt issuance costs	(7,660)		(8,645)

Total debt, net	524,979		576,570
Less: Current portion of long-term debt	(15,067)		(15,319)

Total long-term debt, net	$509,912		$561,251
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
As of both October 3, 2021 and January 3, 2021, the Company had $1.6 million in letters of credit outstanding under the Facility.
As of both October 3, 2021 and January 3, 2021, the carrying value of the Company’s borrowings under the Facility approximated its fair value as the Facility bears interest rates that are similar to existing market rates.
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

As of October 3, 2021, the estimated fair value of the Senior Notes was $316.5 million, compared with a carrying value recorded in the Company’s consolidated condensed balance sheet of $300.0 million, excluding unamortized debt issuance costs. The fair value of the Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy.
Other Lines of Credit
Subsidiaries of the Company had an aggregate of the equivalent of $6.0 million of other lines of credit available at interest rates ranging from 3.5% to 6.0% as of both October 3, 2021 and January 3, 2021. As of October 3, 2021 and January 3, 2021, there were no borrowings outstanding under these lines of credit.
Borrowing Costs
Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of October 3, 2021 and January 3, 2021, the unamortized debt issuance costs recorded as a reduction of long-term debt were $7.7 million and $8.6 million, respectively.
Other deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of revolving debt, net of accumulated amortization, were $1.7 million and $2.0 million as of October 3, 2021 and January 3, 2021, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.

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
As of October 3, 2021 and January 3, 2021, the remaining accumulated other comprehensive loss associated with the terminated interest rate swaps was $4.7 million and $8.7 million, respectively, and will be amortized to earnings over the remaining term of the interest rate swaps prior to termination. We expect that approximately $3.3 million related to the terminated interest rate swaps will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
The following table summarizes the impact that changes in the fair value of derivatives designated as cash flow hedges had on accumulated other comprehensive loss, net of tax, during the three and nine months ended October 4, 2020:

	Three Months Ended	Nine Months Ended
	October 4, 2020	October 4, 2020
	(in thousands)
Interest rate swap contracts gain (loss)	$864	$(5,627)
Derivative Transactions Not Designated as Hedging Instruments
Our Asia-Pacific operations, from time to time, purchase foreign currency options to economically hedge inventory purchases denominated in foreign currencies other than their functional currency. The Company’s objective with respect to these foreign currency options is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to payment on inventory purchases. These options are classified as non-designated derivative instruments. Gains and losses on the changes in fair value of these foreign currency options are recognized in earnings each period. As of October 3, 2021, the Company had no outstanding foreign currency options.
The table below sets forth the fair value of derivative instruments not designated as hedging instruments as of October 3, 2021 and January 3, 2021:

		Asset Derivatives
	Balance Sheet Location	Fair Value as of October 3, 2021	Fair Value as of January 3, 2021
		(in thousands)
Foreign currency options	Other current assets	$—	$37

The following tables summarize gains and losses on derivatives not designated as hedging instruments within the consolidated condensed statements of operations for the three and nine months ended October 3, 2021 and October 4, 2020:

		Three Months Ended
	Statement of Operations Location	October 3, 2021	October 4, 2020
		(in thousands)
Foreign currency options gain	Other expense	$101	$11

		Nine Months Ended
	Statement of Operations Location	October 3, 2021	October 4, 2020
		(in thousands)
Foreign currency options gain	Other expense	$420	$90

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three and nine months ended October 3, 2021 and October 4, 2020:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 3, 2021	58,664	$5,865	$247,920	$208,562	$(69,288)	$(60,331)	$(6,190)
Net income	—	—	—	6,938	—	—	—
Restricted stock issuances	376	38	5,277	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(5,315)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(26)	(2)	689	—	—	—	—
Pension liability adjustment	—	—	—	—	89	—	—
Foreign currency translation adjustment	—	—	—	—	—	(19,597)	—
Reclassification out of accumulated other comprehensive loss - discontinued cash flow hedge	—	—	—	—	—	—	749
Balance, at April 4, 2021	59,014	$5,901	$248,571	$214,911	$(69,199)	$(79,928)	$(5,441)
Net income	—	—	—	15,511	—	—	—
Restricted stock issuances	52	6	789	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(794)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	—
Compensation expense related to stock awards	—	—	1,548	—	—	—	—
Pension liability adjustment	—	—	—	—	100	—	—
Foreign currency translation adjustment	—	—	—	—	—	3,455	—
Reclassification out of accumulated other comprehensive loss - discontinued cash flow hedge	—	—	—	—	—	—	745
Balance, at July 4, 2021	59,066	$5,907	$250,114	$229,833	$(69,099)	$(76,473)	$(4,696)
Net income	—	—	—	10,959	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(593)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(11)	(2)	1,680	—	—	—	—
Pension liability adjustment	—	—	—	—	2,377	—	—
Foreign currency translation adjustment	—	—	—	—	—	(14,553)	—
Reclassification out of accumulated other comprehensive loss - discontinued cash flow hedge	—	—	—	—	—	—	1,323
Balance, at October 3, 2021	59,055	$5,905	$251,794	$240,199	$(66,722)	$(91,026)	$(3,373)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at December 29, 2019	58,416	$5,842	$250,306	$286,056	$(56,700)	$(113,139)	$(4,163)
Net loss	—	—	—	(102,167)	—	—	—
Issuances of stock (other than restricted stock)	220	22	197	—	—	—	—
Restricted stock issuances	107	10	1,720	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(1,731)	—	—	—	—
Cash dividends declared, $0.065 per common share	—	—	—	(3,807)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(255)	(25)	(4,114)	—	—	—	—
Pension liability adjustment	—	—	—	—	1,733	—	—
Foreign currency translation adjustment	—	—	—	—	—	(15,245)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(6,140)
Balance, at April 5, 2020	58,488	$5,849	$246,378	$180,082	$(54,967)	$(128,384)	$(10,303)
Net income	—	—	—	4,709	—	—	—
Issuances of stock (other than restricted stock)	12	1	(1)	—	—	—	—
Restricted stock issuances	70	7	2,294	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(2,300)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(585)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(26)	(3)	(48)	—	—	—	—
Pension liability adjustment	—	—	—	—	(342)	—	—
Foreign currency translation adjustment	—	—	—	—	—	16,160	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(351)
Balance, at July 5, 2020	58,544	$5,854	$246,323	$184,206	$(55,309)	$(112,224)	$(10,654)
Net income	—	—	—	5,913	—	—	—
Issuances of stock (other than restricted stock)	7	1	(1)	—	—	—	—
Restricted stock issuances	127	13	(15)	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	2	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(586)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(8)	(1)	703	—	—	—	—
Pension liability adjustment	—	—	—	—	(1,471)	—	—
Foreign currency translation adjustment	—	—	—	—	—	23,402	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	864
Balance, at October 4, 2020	58,670	$5,867	$247,012	$189,533	$(56,780)	$(88,822)	$(9,790)

Restricted Stock Awards
During the nine months ended October 3, 2021 and October 4, 2020, the Company granted restricted stock awards for 428,400 and 308,100 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.
Compensation expense related to restricted stock grants was $2.8 million and $0.6 million for the nine months ended October 3, 2021, and October 4, 2020, respectively. The Company has reduced its expense for restricted stock forfeited during the period.
The following table summarizes restricted stock outstanding as of October 3, 2021, as well as activity during the nine months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	436,900	$24.73
Granted	428,400	14.26
Vested	(167,200)	13.68
Forfeited or canceled	(14,300)	15.48
Outstanding at October 3, 2021	683,800	$21.06
As of October 3, 2021, the unrecognized total compensation cost related to unvested restricted stock was $6.1 million. That cost is expected to be recognized by the end of 2024.
Performance Share Awards
During the nine months ended October 3, 2021 and October 4, 2020, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to the employee’s continued employment, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards.
The following table summarizes the performance shares outstanding as of October 3, 2021, as well as the activity during the nine months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	405,300	$16.94
Granted	375,800	13.94
Vested	—	—
Forfeited or canceled	(63,000)	21.43
Outstanding at October 3, 2021	718,100	$14.98
Compensation expense (benefit) related to the performance shares was $1.4 million and $(2.0) million for the nine months ended October 3, 2021 and October 4, 2020, respectively. The Company has reduced its expense for performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $9.0 million as of October 3, 2021. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2024.
The tax benefit recognized with regard to restricted stock and performance shares was approximately $0.8 million for the nine months ended October 3, 2021.

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
As of October 3, 2021, there were no significant leases that had not commenced.
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of October 3, 2021 and January 3, 2021:

	October 3, 2021		January 3, 2021
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$93,999		$98,013

Current portion of operating lease liabilities	$15,040		$13,555
Operating lease liabilities	80,741		86,468
Total operating lease liabilities	$95,781		$100,023

Property, plant and equipment, net		$6,961		$6,138

Accrued expenses		$1,814		$1,496
Other long-term liabilities		3,490		2,688
Total finance lease liabilities		$5,304		$4,184
Lease Costs

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$646	$176	$1,230	$811
Interest on lease liabilities	37	22	104	56
Operating lease cost	5,240	6,095	17,040	19,076
Short-term lease cost	222	85	864	426
Variable lease cost	730	1,089	2,018	2,659
Total lease cost	$6,875	$7,467	$21,256	$23,028

Other Supplemental Information

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$16	$22	$83	$56
Operating cash flows from operating leases	6,677	5,528	17,353	16,978
Financing cash flows from finance leases	680	442	1,796	1,252
Right-of-use assets obtained in exchange for new finance lease liabilities	67	1,156	2,811	1,709
Right-of-use assets obtained in exchange for new operating lease liabilities	6,417	1,517	12,062	5,582
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of October 3, 2021 and January 3, 2021:

	October 3, 2021	January 3, 2021
Weighted-average remaining lease term – finance leases (in years)	3.28	3.35
Weighted-average remaining lease term – operating leases (in years)	10.03	10.61
Weighted-average discount rate – finance leases	2.84%	2.64%
Weighted-average discount rate – operating leases	5.87%	5.98%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2021 (excluding the nine months ended October 3, 2021)	$4,842	$696
2022	17,833	1,821
2023	13,698	1,441
2024	12,225	1,055
2025	10,578	412
Thereafter	71,205	135
Total future minimum lease payments (undiscounted)	130,381	5,560
Less: Present value discount	(34,600)	(256)
Total lease liability	$95,781	$5,304

NOTE 9 – EMPLOYEE BENEFIT PLANS
During the three and nine months ended October 3, 2021, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $2.0 million, respectively. During the three and nine months ended October 4, 2020, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $1.9 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and nine months ended October 3, 2021 and October 4, 2020:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plans (Europe)	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(in thousands)
Interest cost	$570	$907	$1,721	$2,668
Expected return on assets	(847)	(1,082)	(2,556)	(3,184)
Amortization of prior service cost	28	27	86	79
Amortization of net actuarial losses	402	335	1,215	981
Net periodic benefit cost	$153	$187	$466	$544

	Three Months Ended		Nine Months Ended
Salary Continuation Plan	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(in thousands)
Interest cost	$176	$234	$529	$703
Amortization of net actuarial losses	186	140	558	419
Net periodic benefit cost	$362	$374	$1,087	$1,122

	Three Months Ended		Nine Months Ended
nora Defined Benefit Plan	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(in thousands)
Service cost	$271	$274	$825	$791
Interest cost	101	117	308	338
Amortization of net actuarial losses	89	58	273	168
Net periodic benefit cost	$461	$449	$1,406	$1,297
In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income (loss) in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense in the consolidated condensed statements of operations.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS
In the first quarter of 2021, the Company determined that it has two operating and reportable segments – namely AMS and EAAA. See Note 11 entitled “Segment Information” for additional information. The Company tests goodwill for impairment at least annually at the reporting unit level. The Company’s reporting units remain unchanged following the realignment of its operating segments and consist of the Americas, Europe, and Asia-Pacific. The Americas reporting unit is the same as the AMS reportable segment, and the Europe and Asia-Pacific reporting units are one level below the EAAA reportable segment.
During the first quarter of 2020, as a result of changes in macroeconomic conditions related to the COVID-19 pandemic, the Company recognized a charge of $121.3 million for the impairment of goodwill and certain intangible assets. As a result of the first quarter 2020 assessment, we determined that the fair value for two reporting units was less than their carrying value and recognized a goodwill impairment loss of $116.5 million in the first quarter of 2020. The expected decline in revenue due to the impact of COVID-19 contributed to the lower fair value of our Europe and Asia-Pacific reporting units. As such, the goodwill impairment loss was allocated to our Europe and Asia-Pacific reporting units in the amounts of $99.2 million and $17.3 million, respectively. There were no indicators of additional goodwill impairment as of October 3, 2021.
The changes in the carrying amounts of goodwill attributable to each reportable segment for the nine months ended October 3, 2021 are as follows:

	AMS	EAAA	Total
		(in thousands)
Balance, at January 3, 2021	$122,344	$43,433	$165,777
Foreign currency translation	(10,272)	(3,647)	(13,919)
Balance, at October 3, 2021	$112,072	$39,786	$151,858
Additionally, we determined that the trademarks and trade names intangible assets related to the acquired nora business were also impaired and recognized an impairment loss of $4.8 million in the first quarter of 2020. The carrying value of intangible assets was $79.0 million at October 3, 2021. There were no indicators of additional intangible asset impairment as of the end of the third quarter of 2021.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income or loss (“AOI”), which includes allocations of corporate selling, general and administrative expenses. AOI excludes nora purchase accounting amortization, goodwill and intangible asset impairment charges, changes in equity award forfeiture accounting, restructuring charges, asset impairment, severance and other charges, and an SEC settlement fine. Intersegment revenues for the three and nine months ended October 3, 2021 were $20.1 million and $56.4 million, respectively, and intersegment revenues for the three and nine months ended October 4, 2020 were $15.6 million and $56.2 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA as each operating segment meets the quantitative thresholds defined in the accounting guidance.
Segment information below for fiscal year 2020 has been restated to reflect our new reportable segment structure.

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(in thousands)
Net Sales
AMS	$176,770	$142,858	$460,402	$452,171
EAAA	135,937	135,784	400,350	374,144
Total net sales	$312,707	$278,642	$860,752	$826,315

Segment AOI
AMS	$21,595	$20,279	$54,606	$67,771
EAAA	8,586	7,821	26,557	17,151

Depreciation and Amortization
AMS	$4,365	$4,301	$13,592	$12,174
EAAA	7,052	7,431	21,495	21,306
Total depreciation and amortization	$11,417	$11,732	$35,087	$33,480

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	October 3, 2021	January 3, 2021
	(in thousands)
Assets
AMS	$808,015	$800,068
EAAA	697,799	682,295
Total segment assets	1,505,814	1,482,363
Corporate assets	123,196	111,073
Eliminations	(339,768)	(287,425)
Total reported assets	$1,289,242	$1,306,011
Reconciliations of operating income (loss) to income (loss) before income tax expense and segment AOI are presented as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
	(in thousands)
AMS operating income	$21,684	$14,857	$54,432	$52,144
EAAA operating income (loss)	3,093	1,025	16,435	(112,381)
Consolidated operating income (loss)	24,777	15,882	70,867	(60,237)
Interest expense	7,727	5,426	22,272	16,021
Other expense	887	2,921	2,219	9,551
Income (loss) before income tax expense	$16,163	$7,535	$46,376	$(85,809)

	Three Months Ended October 3, 2021		Three Months Ended October 4, 2020
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$21,684	$3,093	$14,857	$1,025
Purchase accounting amortization	—	1,407	—	1,399
Restructuring, asset impairment, severance and other charges	(89)	4,086	2,733	3,086
SEC fine	—	—	2,689	2,311
AOI	$21,595	$8,586	$20,279	$7,821

	Nine Months Ended October 3, 2021		Nine Months Ended October 4, 2020
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income (loss)	$54,432	$16,435	$52,144	$(112,381)
Purchase accounting amortization	—	4,269	—	4,030
Goodwill and intangible asset impairment	—	—	2,695	118,563
Impact of change in equity award forfeiture accounting	—	—	757	650
Restructuring, asset impairment, severance and other charges	174	5,853	9,486	3,978
SEC fine	—	—	2,689	2,311
AOI	$54,606	$26,557	$67,771	$17,151

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $13.2 million and $16.0 million for the nine months ended October 3, 2021 and October 4, 2020, respectively. Income tax payments, net of refunds, amounted to $15.3 million and $8.2 million for the nine months ended October 3, 2021 and October 4, 2020, respectively.
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
During the nine months ended October 3, 2021, the Company recorded a total income tax provision of $13.0 million on pre-tax income of $46.4 million resulting in an effective tax rate of 28.0%, as compared to a total income tax provision of $5.7 million on a pre-tax loss of $85.8 million resulting in an effective tax rate of (6.7)% during the nine months ended October 4, 2020. The effective tax rate for the period ended October 4, 2020 was primarily impacted by a non-deductible goodwill impairment. Excluding the impact of the goodwill impairment, the effective tax rate was 18.7% during the nine months ended October 4, 2020. The increase in the effective tax rate as compared to the period ended October 4, 2020, excluding the non-deductible goodwill impairment, was due to the one-time favorable impacts of amending prior year tax returns during the nine months ended October 4, 2020.
In the first nine months of 2021, the Company decreased its liability for unrecognized tax benefits by $0.6 million. The decrease was primarily due to settlements with taxing authorities and a lapse of applicable statute of limitations. As of October 3, 2021, the Company had accrued approximately $10.2 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of October 3, 2021 reflects a reduction for $3.0 million of these unrecognized tax benefits.
In October 2021, the statute of limitations for the 2017 U.S. federal income tax return closed. As a result of this lapse in the statute of limitations, the Company will recognize $1.2 million of unrecognized tax benefits in the fourth quarter of 2021.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, it is reasonably possible that approximately $1.7 million of unrecognized tax benefits, including the $1.2 million to be recognized in the fourth quarter of 2021, may be recognized within the next 12 months due to a lapse of statute of limitations.

NOTE 14 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCI”), before tax, to the consolidated condensed statements of operations during the three and nine months ended October 3, 2021 and October 4, 2020 are reflected in the table below:

		Three Months Ended
	Statement of Operations Location	October 3, 2021	October 4, 2020
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(1,845)	$(1,328)
Amortization of benefit plan prior service cost and net actuarial losses	Other expense	(705)	(560)
Total loss reclassified from AOCI, net		$(2,550)	$(1,888)

		Nine Months Ended
	Statement of Operations Location	October 3, 2021	October 4, 2020
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(3,952)	$(2,944)
Amortization of benefit plan prior service cost and net actuarial losses	Other expense	(2,132)	(1,647)
Total loss reclassified from AOCI, net		$(6,084)	$(4,591)

NOTE 15 – RESTRUCTURING AND OTHER CHARGES
A summary of restructuring activities for the 2021 and 2019 restructuring plans are presented below:

	Workforce Reduction		Asset Impairment
	2021 Plan	2019 Plan	2021 Plan	Total
	(in thousands)
Balance, at January 3, 2021	$—	$1,064	$—	$1,064
Charged to expenses	2,229	(258)	1,650	3,621
Deductions	—	(645)	—	(645)
Charged to other accounts	—	—	(1,650)	(1,650)
Balance, at October 3, 2021	$2,229	$161	$—	$2,390
For the nine months ended October 3, 2021, the Company recorded restructuring and asset impairment charges of $3.6 million. At October 3, 2021, the restructuring reserve was $2.4 million. Below is a discussion of the restructuring plan activities under the 2021 and 2019 restructuring plans.
2021 Restructuring Plan
On September 8, 2021, the Company committed to a new restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations. The plan involves a reduction of approximately 188 employees and the closure of the Company’s manufacturing facility in Thailand at the end of the first quarter of 2022. As a result of this plan, the Company expects to incur pre-tax restructuring charges between the third quarter of 2021 and the fourth quarter of 2022 of approximately $4 million to $5 million. The expected charges are comprised of severance expenses ($2.2 million), retention bonuses ($0.5 million), and asset impairment and other charges ($2.0 million). The retention costs of approximately $0.5 million will be recognized through the end of fiscal year 2022 as earned over the requisite service periods. Restructuring charges of $3.9 million comprised of severance and asset impairment charges were recognized during the third quarter of 2021.
The restructuring plan is expected to result in future cash expenditures of approximately $3 million to $4 million for payment of the employee severance, employee retention bonuses and other costs of the shutdown of the Thailand manufacturing facility, as described above. The Company expects to complete the restructuring plan in fiscal year 2022 and expects the plan to yield annualized savings of approximately $1.7 million. A portion of the annualized savings is expected to be realized on the income statement in fiscal year 2022, with the remaining portion of the annualized savings expected to be realized in fiscal year 2023.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended, or as of, October 3, 2021, and the comparable periods of 2020 for comparison purposes, and, to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The nine-month period ended October 3, 2021 includes 39 weeks, and the nine-month period ended October 4, 2020 includes 40 weeks. The three-month periods ended October 3, 2021 and October 4, 2020 both include 13 weeks.
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
During the third quarter of 2021, the COVID-19 pandemic had less of an impact on our overall global operations and financial results as COVID-19 vaccination rates increased, COVID-19 related restrictions loosened, and certain countries continued to experience a rebound in economic activity. Consolidated net sales increased 12.2% during the third quarter of 2021 compared to the same period last year. Our global supply chain and manufacturing operations experienced increased impacts of COVID-19 in the quarter. These impacts included raw material shortages, raw material cost increases, higher freight costs, shipping delays, and labor shortages – particularly in the United States. These impacts to our supply chain and manufacturing operations increased our costs and adversely affected our gross profit and gross margin.
During the first nine months of 2021, consolidated net sales increased 4.2% compared to the same period last year primarily due to the continued economic recovery from the COVID-19 pandemic in certain countries. During the nine months ended October 3, 2021, the Company recorded $1.2 million of net severance costs in connection with its programs to mitigate the impact of the COVID-19 pandemic, which are included in selling, general and administrative expenses in the Consolidated Condensed Statements of Operations.
General
In the first quarter of 2021, the Company largely completed its integration of the nora acquisition, and integration of its European and Asia-Pacific commercial areas and determined that it has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment is unchanged from prior year and continues to include the United States, Canada and Latin America geographic areas. See Part I, Item 1, Note 11 of this Quarterly Report on Form 10-Q entitled “Segment Information” for additional information. The results of operations discussion below also includes segment information.
During the quarter ended October 3, 2021, consolidated net sales were $312.7 million compared with net sales of $278.6 million in the third quarter last year. During the first nine months of 2021, consolidated net sales were $860.8 million compared to $826.3 million in the first nine months of last year. Higher net sales during the third quarter of 2021, primarily in the corporate office and education market segments, were due to higher corporate spending, government spending on school renovation projects, and higher prices compared to the same period last year. Higher net sales during the first nine months of 2021 were primarily due to higher sales in non-corporate office market segments including education, healthcare, and transportation. As discussed above, the COVID-19 pandemic continued to impact the third quarter and first nine months of 2021, adversely affecting gross profit margins. Fluctuations in currency exchange rates had a positive impact on net sales of approximately $2.5 million for the third quarter of 2021 and a positive impact of $27.5 million for the first nine months of 2021 compared to the third quarter and first nine months of last year, respectively, mostly driven by the strengthening of the Euro, British Pound sterling, Australian dollar and Chinese Renminbi against the U.S. dollar.
Restructuring
On September 8, 2021, the Company committed to a new restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations. The plan involves a reduction of approximately 188 employees and the closure of the Company’s manufacturing facility in Thailand at the end of the first quarter of 2022. As a result of this plan, the Company expects to incur pre-tax restructuring charges between the third quarter of 2021 and the fourth quarter of 2022 of approximately $4 million to $5 million. The expected charges are comprised of severance expenses ($2.2 million), retention bonuses ($0.5 million), and asset impairment and other charges ($2.0 million). The retention costs of approximately $0.5 million will be recognized through the end of fiscal year 2022 as earned over the requisite service periods. Restructuring charges of $3.9 million comprised of severance and asset impairment charges were recognized during the third quarter of 2021.
The restructuring plan is expected to result in future cash expenditures of approximately $3 million to $4 million for payment of the employee severance and employee retention bonuses and other costs of the shutdown of the Thailand manufacturing facility, as described above. The Company expects to complete the restructuring plan in fiscal year 2022 and expects the plan to yield annualized savings of approximately $1.7 million. A portion of the annualized savings is expected to be realized on the income statement in fiscal year 2022, with the remaining portion of the annualized savings expected to be realized in fiscal year 2023.

Goodwill, Intangible Asset and Fixed Asset Impairment
During the first nine months of 2021, there were no indicators of goodwill or intangible asset impairment. During the first quarter of 2020, the Company recognized a charge of $121.3 million for the impairment of goodwill and certain intangible assets. See Note 10 entitled “Goodwill and Intangible Assets” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Results of Operations
Consolidated
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and nine-month periods ended October 3, 2021 and October 4, 2020:

	Three Months Ended		Nine Months Ended
	October 3, 2021	October 4, 2020	October 3, 2021	October 4, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.0	63.3	63.8	62.0
Gross profit on sales	34.0	36.7	36.2	38.0
Selling, general and administrative expenses	24.9	31.6	27.5	31.0
Restructuring and asset impairment charges	1.2	(0.7)	0.4	(0.4)
Goodwill and intangible asset impairment charge	—	—	—	14.7
Operating income (loss)	7.9	5.8	8.3	(7.3)
Interest/Other expenses	2.8	3.0	2.8	3.1
Income (loss) before tax expense	5.1	2.8	5.5	(10.4)
Income tax expense	1.7	0.6	1.5	0.7
Net income (loss)	3.4%	2.2%	4.0%	(11.1)%
Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month and nine-month periods ended October 3, 2021, and October 4, 2020:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 3, 2021	October 4, 2020		October 3, 2021	October 4, 2020
	(in thousands)			(in thousands)
Consolidated net sales	$312,707	$278,642	12.2%	$860,752	$826,315	4.2%
For the quarter ended October 3, 2021, consolidated net sales increased $34.1 million (12.2%) versus the comparable period in 2020, including positive currency fluctuations of approximately $2.5 million (0.9%). The sales increase was primarily due to higher net sales in the corporate, retail, healthcare, education and transportation market segments partially offset by lower sales in the hospitality market segment. Currency fluctuations had a positive impact on third quarter 2021 sales compared to the third quarter of 2020 mostly due to the strengthening of the Euro, British Pound sterling, Australian dollar and Chinese Renminbi against the U.S. dollar.
For the nine months ended October 3, 2021, consolidated net sales increased $34.4 million (4.2%) versus the comparable period in 2020, including positive currency fluctuations of approximately $27.5 million (3.3%). The sales increase was primarily due to higher sales in the retail, healthcare, education, residential living and transportation market segments partially offset by decreases in the hospitality and corporate market segments. Currency fluctuations had a positive impact on the first nine months of 2021 sales compared to the same period last year mostly due to the strengthening of the Euro, British Pound sterling, Australian dollar and Chinese Renminbi against the U.S. dollar.

Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 3, 2021, and October 4, 2020:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 3, 2021	October 4, 2020		October 3, 2021	October 4, 2020
	(in thousands)			(in thousands)
Cost of sales	$206,382	$176,480	16.9%	$549,397	$512,548	7.2%
Selling, general and administrative expenses	77,735	88,161	(11.8)%	236,867	255,902	(7.4)%
For the quarter ended October 3, 2021, consolidated cost of sales increased $29.9 million (16.9%) compared to the third quarter of 2020, primarily due to higher net sales and the impacts of COVID-19 on our supply chain and manufacturing operations resulting in higher labor costs, higher shipping costs and higher raw material costs. Currency fluctuations had a negative impact on consolidated costs of sales of approximately $1.9 million (1.1%) on the year-over-year comparison. As a percentage of net sales, our cost of sales increased to 66.0% for the third quarter of 2021 versus 63.3% for the third quarter of 2020.
For the nine months ended October 3, 2021, consolidated cost of sales increased $36.8 million (7.2%) versus the comparable period in 2020, primarily due to the impacts of COVID-19 on our supply chain and manufacturing operations as discussed above and the negative impact of currency fluctuations of approximately $18.5 million (3.6%) on the year-over-year comparison. As a percentage of net sales, our cost of sales increased to 63.8% for the first nine months of 2021 versus 62.0% for the first nine months of 2020.
For the quarter ended October 3, 2021, consolidated selling, general and administrative (“SG&A”) expenses decreased $10.4 million (11.8%) versus the comparable period in 2020. Currency translation had a $0.4 million (0.4%) negative impact on the year-over-year comparison. SG&A expenses were lower for the third quarter of 2021 primarily due to (1) lower severance costs of $7.5 million due to employee separations in the prior year period to mitigate the impacts of COVID-19 and (2) lower legal fees and other related costs primarily due to the settlement of the SEC matter in the prior year period, including a $5 million expense for a civil money penalty to the SEC. These decreases were partially offset by higher labor costs in the third quarter of 2021 as performance-based compensation costs were lower in the prior year period due to the impacts of COVID-19. As a percentage of sales, SG&A expenses decreased to 24.9% for the third quarter of 2021 versus 31.6% for the third quarter of 2020.
For the nine months ended October 3, 2021, consolidated SG&A expenses decreased $19.0 million (7.4%) versus the comparable period in 2020. Currency translation had a $6.2 million (2.4%) negative impact on the year-over-year comparison. SG&A expenses were lower for the first nine months of 2021 primarily due to (1) lower legal fees and other related costs primarily due to the settlement of the SEC matter in the prior year period as discussed above and (2) lower severance costs of $13.4 million due to the prior year cost reduction initiatives in response to COVID-19. These decreases were partially offset by higher performance-based compensation as these costs were lower in the prior year period due to the impacts of COVID-19. As a percentage of sales, SG&A expenses decreased to 27.5% for the first nine months of 2021 versus 31.0% for the first nine months of 2020.
Interest Expense
For the quarter ended October 3, 2021, interest expense increased $2.3 million, from $5.4 million in the comparable period last year to $7.7 million. For the nine months ended October 3, 2021, interest expense increased $6.3 million, from $16.0 million in the comparable period last year, to $22.3 million. The increase in both the three months and nine months ended October 3, 2021 was primarily due to higher fixed-rate interest expense on the senior notes debt, which replaced variable-rate debt under the credit facility, and deferred losses recognized on terminated interest rate swaps that were reclassified from accumulated other comprehensive loss into interest expense during the respective periods.
Other Expense
Other expenses decreased $2.0 million and $7.3 million during the three months and nine months ended October 3, 2021, respectively, compared to 2020 primarily due to a $4.2 million write-down of damaged raw material inventory in 2020, which resulted from a fire at a leased storage facility.

Segment Operating Results
As discussed above, the Company has two operating and reportable segments – AMS and EAAA. Segment information presented below for fiscal year 2020 has been restated to conform to the new reportable segment structure.
AMS Segment - Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month and nine-month periods ended October 3, 2021, and October 4, 2020:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 3, 2021	October 4, 2020		October 3, 2021	October 4, 2020
	(in thousands)			(in thousands)
AMS segment net sales	$176,770	$142,858	23.7%	$460,402	$452,171	1.8%
AMS segment AOI(1)	21,595	20,279	6.5%	54,606	67,771	(19.4)%
(1) Includes allocation of corporate SG&A expenses. Excludes non-recurring items related to goodwill and intangible asset impairment charges, purchase accounting amortization, restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the third quarter of 2021, net sales in AMS increased 23.7% versus the comparable period in 2020 primarily due to higher sales in the corporate office, education and healthcare market segments, partially offset by decreases in the hospitality market segment. Higher prices also contributed to the increase in sales for the quarter.
During the first nine months of 2021, net sales in AMS increased 1.8% versus the comparable period in 2020 primarily due to higher sales in non-corporate office market segments including education, healthcare, retail, consumer residential and transportation market segments. These increases were partially offset by decreases in the corporate office and hospitality market segments.
AOI in AMS increased 6.5% during the third quarter of 2021 compared to the prior year period primarily due to higher sales. Lower profit margins (AOI as a percentage of net sales) compared to the prior year period were due to higher raw material costs, higher freight costs, higher labor costs, and higher performance-based compensation which adversely impacted AMS’s AOI in the third quarter of 2021.
AOI in AMS decreased 19.4% during the first nine months of 2021 compared to the prior year period primarily due to the impact of lower profit margins as discussed above.
EAAA Segment - Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month and nine-month periods ended October 3, 2021, and October 4, 2020:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 3, 2021	October 4, 2020		October 3, 2021	October 4, 2020
	(in thousands)			(in thousands)
EAAA segment net sales	$135,937	$135,784	0.1%	$400,350	$374,144	7.0%
EAAA segment AOI(1)	8,586	7,821	9.8%	26,557	17,151	54.8%
(1) Includes allocation of corporate SG&A expenses. Excludes non-recurring items related to goodwill and intangible asset impairment charges, purchase accounting amortization, restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the third quarter of 2021, net sales in EAAA increased 0.1% versus the comparable period in 2020. Currency fluctuations had an approximately $1.9 million (1.4%) positive impact on EAAA’s third quarter 2021 sales compared to third quarter 2020 due to the strengthening of the Euro, British Pound sterling, Australian dollar and the Chinese Renminbi against the U.S. dollar. On a market segment basis, the EAAA sales increase was most significant in the corporate office, retail, and transportation market segments, partially offset by decreases in the education, residential living and leisure market segments.

During the first nine months of 2021, net sales in EAAA increased 7.0% versus the comparable period in 2020. Currency fluctuations had an approximately $25.6 million (6.8%) positive impact on EAAA’s first nine months of 2021 sales compared to the first nine months of 2020 due to the strengthening of the Euro, British Pound sterling, Australian dollar and the Chinese Renminbi against the U.S. dollar. On a market segment basis, the EAAA sales increase was most significant in the retail, public buildings, corporate office, residential living and transportation market segments partially offset by decreases in the leisure market segment.
AOI in EAAA increased 9.8% during the third quarter of 2021 versus the comparable period in 2020 primarily due to the impact of higher net sales and lower selling expenses. Currency fluctuations had an approximately $0.1 million (0.4%) positive impact on AOI for the third quarter of 2021.
AOI in EAAA increased 54.8% during the first nine months of 2021 versus the comparable period in 2020. Currency fluctuations had an approximately $2.7 million (7.1%) positive impact on AOI for the nine-month period of 2021. The impact of higher net sales and higher gross profit margins partially offset by higher SG&A expenses, comprised of higher performance-based compensation and lower government wage support programs, contributed to the increase in AOI.

Liquidity and Capital Resources
General
At October 3, 2021, we had $92.8 million in cash. At that date, we had $232.6 million in term loan borrowing, no revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Syndicated Credit Facility, and we had $300.0 million of Senior Notes outstanding. As of October 3, 2021, we had additional borrowing capacity of $298.4 million under the Syndicated Credit Facility and $6.0 million of borrowing capacity under other credit facilities in place at other non-U.S. subsidiaries. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its existing Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $148 million and $432 million for the three-month and nine-month periods ended October 3, 2021, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $57 million and $88 million as of October 3, 2021 and January 3, 2021, respectively.
Analysis of Cash Flows
The following table presents a summary of cash flows for the nine-month periods ended October 3, 2021 and October 4, 2020, respectively:

	Nine Months Ended
	October 3, 2021	October 4, 2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$64,056	$97,268
Investing activities	(17,406)	(47,067)
Financing activities	(53,079)	(30,183)
Effect of exchange rate changes on cash	(3,815)	2,400
Net change in cash and cash equivalents	(10,244)	22,418
Cash and cash equivalents at beginning of period	103,053	81,301
Cash and cash equivalents at end of period	$92,809	$103,719
Cash provided by operating activities was $64.1 million for the nine months ended October 3, 2021, which represents a decrease of $33.2 million from the prior year comparable period. The decrease was primarily due to a greater use of cash for working capital during the first nine months of 2021. Specifically, increases in accounts payable and accrued expenses that contributed positively to the change in working capital were offset by higher inventories and higher prepaid expenses attributable primarily to a build-up of inventory due to increased customer demand in 2021. Increases in accounts receivable as a result of higher net sales also contributed to the change in working capital during 2021. Lower variable compensation payouts in 2021 related to 2020 performance also had a positive impact on cash provided by operating activities, partially offsetting the decrease from changes in working capital.
Cash used in investing activities was $17.4 million for the nine months ended October 3, 2021, which represents a decrease of $29.7 million from the prior year comparable period. The decrease from the comparable period was primarily due to a decrease in capital expenditures due to reduced capital investment as a result of the impacts of COVID-19.
Cash used in financing activities was $53.1 million for the nine months ended October 3, 2021, which represents an increase of $22.9 million from the prior year comparable period. The year-over-year increase was primarily due to the Company paying down the outstanding balance on the term loans in 2021 partially offset by lower dividend payments.

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

We anticipate revenue growth in the fourth quarter of fiscal year 2021 compared with the fourth quarter of 2020. We are also anticipating continued impacts to our global supply chain and manufacturing operations. These impacts are expected to include significant cost increases in our raw materials globally and continued labor shortages and cost increases – particularly in the United States. The impacts may also potentially include raw material shortages, higher freight costs, shipping delays, and other disruption. These impacts to our supply chain and manufacturing will increase our costs and adversely affect our gross margins, they may inhibit our ability to manufacture and ship product timely, and at times they may inhibit our ability to meet customer demands and expectations.

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
Backlog
As of October 24, 2021, the consolidated backlog of orders was approximately $244.0 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, backlog was approximately $177.7 million as of February 7, 2021. Disruptions in supply and distribution chains, global travel restrictions and government shelter in place orders due to the impact of COVID-19 have resulted in delays of construction projects and flooring installations in many regions worldwide.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the nine months ended October 3, 2021, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of October 3, 2021, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $11.4 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $6.5 million.
As of October 3, 2021, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $11.0 million or an increase in the fair value of our financial instruments of $13.5 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended October 3, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 3, 2021, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 9, 2021	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)