Form 10-K
period 2022-01-02
INTERFACE INC
filed 2022-03-02
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2022

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
Large accelerated filer ☑ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 2, 2021: $899,737,344 (57,972,767 shares valued at the closing sale price of $15.52 on July 2, 2021). See Item 12.
 Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 18, 2022:

Class	Number of Shares
Common Stock, $0.10 par value per share	59,282,711

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

References in this Annual Report on Form 10-K to “Interface,” “the Company,” “we,” “our,” “ours” and “us” refer to Interface, Inc. and its subsidiaries or any of them, unless the context requires otherwise.

Interface is a global flooring company specializing in carbon neutral carpet tile and resilient flooring, including luxury vinyl tile (“LVT”), vinyl sheet, and nora® rubber flooring. We help our customers create high-performance interior spaces that support well-being, productivity, and creativity, as well as the sustainability of the planet.

As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet under the established brand names Interface® and FLOR®, and we market LVT and vinyl sheet under the brand Interface®. On August 7, 2018, the Company acquired nora Holding GmbH (“nora”), a worldwide leader in the rubber flooring category under the established nora brands norament® and noraplan®.

Reportable Segments

In the first quarter of 2021, the Company largely completed its integration of the nora acquisition, and integration of its European and Asia-Pacific commercial areas, and determined that it has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment is unchanged from prior year and continues to include the United States, Canada and Latin America geographic areas. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.

Below is a summary of total net sales percentages by reportable segment for the last three fiscal years. Prior year amounts have been restated to reflect the current reportable segment structure:

	2021	2020	2019
AMS	54%	54%	56%
EAAA	46%	46%	44%

Market Segmentation

Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. We believe the appeal and utilization of modular carpet and resilient flooring will continue to grow in corporate office and non-corporate office market segments, and we are using our considerable skills and experience with designing, producing and marketing modular products that make us a market leader in the corporate office market segment to support and facilitate our penetration into more non-corporate office market segments around the world.

During fiscal years 2021 and 2020, the COVID-19 pandemic impacted areas where we operate and sell our products and services. Government restrictions and shutdowns around the world resulted in lower corporate reinvestment and impacted sales in the corporate office market segment. To mitigate the effects of COVID-19 on our business, we capitalized on our ongoing market diversification strategy to increase our presence and market penetration for modular carpet and resilient flooring sales in non-corporate office market segments.

Below is a summary of our sales mix between corporate office and non-corporate office market segments for the last three fiscal years by reportable segment:

	2021		2020		2019
	Corporate Office	Non-Corporate Office	Corporate Office	Non-Corporate Office	Corporate Office	Non-Corporate Office
AMS	39%	61%	37%	63%	47%	53%
EAAA	57%	43%	60%	40%	63%	37%

Products and Services

Modular Carpet

Our AMS and EAAA reportable segments sell the same products within their respective geographical regions. We produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities. These varieties are designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors — particularly offices, healthcare facilities, airports, educational and other institutions, hospitality spaces, retail facilities and residential interiors. Our carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes, create visual cues, and to convey graphic information. While we continue to manufacture and sell a substantial portion of our carpet tile in standard styles, most of our modular carpet sales in the Americas and Asia-Pacific regions are made-to-order products designed to meet customer specifications.

Our modular carpet systems are marketed under the established brands Interface and FLOR. We manufacture carpet tiles cut in precise, dimensionally stable squares (usually 50 cm x 50 cm) or rectangles (such as planks and Skinny Planks) to produce a floorcovering that combines the appearance and texture of traditional soft floorcovering with the advantages of a modular carpet system. Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that provides dimensional stability and reduces the need for adhesives or fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we now market under the CQuest™GB name (formerly known as GlasBacRE). In addition, we make carpet tile with yarn containing varying degrees of post-consumer nylon, depending on the style and color.

In 2021, we introduced our Open Air™ collection of more affordable carpet tiles — an expansive platform of hard-working carpet tile styles designed with open spaces in mind. Innovations in both design and manufacturing allow us to create high-quality, high-performance carpet products at a lower price point.

In 2020, we introduced the next generation of our carpet tile backings called CQuest™ backings. Guided by materials science and inspired by nature’s carbon-storing abilities, we added new bio-based materials and more recycled content to our backings. The materials in the CQuest backings, when measured on a stand-alone basis, are net carbon negative — meaning that their global warming potential emissions are net negative. The new CQuest backings are:

•CQuest™GB - The next evolution of our GlasBacRE backing. It features the same superior performance with a construction of post-consumer recycled content from carpet tiles, bio-based additives, and pre-consumer recycled materials.
•CQuest™Bio - A non-vinyl bio-composite backing made with bio-based and recycled fillers.
•CQuest™BioX - The same material make-up as CQuestBio with a higher concentration of carbon negative materials.

Our i2™ modular product line, which includes our popular Entropy® product, features mergeable dye lots, and includes a number of carpet tile products that are designed to be installed randomly without reference to the orientation of neighboring tiles. The i2 line offers cost-efficient installation and maintenance, interactive flexibility, and recycled and recyclable materials. Our TacTiles® carpet tile installation system uses small squares of adhesive plastic film to connect intersecting carpet tiles, thus eliminating the need for traditional carpet adhesive and resulting in a reduction in installation time and material waste.

We also produce and sell a specially adapted version of our carpet tile for the healthcare facilities market. Our carpet tile possesses characteristics — such as the use of the Intersept® antimicrobial, static-controlling nylon yarns, and thermally pigmented, colorfast yarns — which make it suitable for use in these facilities in place of hard surface flooring. Moreover, we sell our FLOR line of products to specifically target modular carpet sales to the residential market segment, and in recent years FLOR products have had crossover success in commercial markets. In addition, we have created modular carpet products specifically designed for each of the education, hospitality and retail market segments.

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

In 2020, we achieved a substantial milestone in our journey toward becoming a sustainable enterprise. Simultaneously with the launch of our new CQuest backings described above, we introduced in the Americas our first ever “cradle-to-gate” carbon negative carpet tile products in three unique styles: Shishu Stitch™, Tokyo Texture™, and Zen Stitch™. These pioneering products, which are part of our Embodied Beauty™ collection, are created with a combination of our new CQuestBioX carpet backing (featuring new bio-based materials and more recycled content), specialty yarns and tufting processes that create a carpet tile with a net negative value of “embodied carbon”. Embodied carbon is the carbon footprint (meaning the global warming potential of emissions of greenhouse gases measured in carbon dioxide equivalents) of a product from raw material creation, growth and extraction (the “cradle”) through processing until it is packaged and ready to be shipped from our factory (the “gate”), thus referred to as “cradle-to-gate” in the life cycle assessment of a product. Embodied carbon is distinct from operational carbon, which refers to the carbon footprint of everything that happens after the product leaves our factory, such as shipment, customer use, and end of life. The Embodied Beauty™ collection was expanded into our EAAA geographical regions in 2021.

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

Modular Resilient Flooring

In 2016, we began offering a category of products we call modular resilient flooring, and our first product introductions into this category were LVT products in the United States. LVT shares many of the same attributes and benefits as carpet tile, but has a resilient or hard surface instead of a soft surface of yarn. In 2017, we launched our LVT products globally, beginning with the Level Set™ collection which is available in styles with printed top layers in a variety of aesthetic looks, including natural woodgrains and stones, textured woodgrains, and patterns. Our LVT products are modular and come in sizes that match certain of our modular carpet tile squares and planks. Some of them are engineered to the same or similar height as our modular carpet, which means our customers have the ability to install our LVT and modular carpet products side by side without transition strips or layering. In addition, some of our LVT products include a backing system that provides acoustic insulation without the need for additional underlayment, which can reduce the impact of sound in the space where the flooring is used.

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

Manufacturing and Raw Materials

We manufacture carpet tile at two locations in the United States and at facilities in the Netherlands, the United Kingdom, China and Australia. We also have manufactured carpet tile at a location in Thailand for many years, but in 2021 we announced that we are closing the Thailand plant (anticipated closure at the end of the first quarter of 2022). We manufacture rubber flooring in Germany.

Our raw materials are generally available from multiple sources — both regionally and globally — with the exception of synthetic fiber (nylon yarn).  For yarn, we principally rely upon two major global suppliers, but we also have significant relationships with at least two other suppliers.  Although our number of principal yarn suppliers is limited, we do have the capability to manufacture carpet using face fiber produced from two separate polymer feedstocks — nylon 6 and nylon 6,6 — which provides additional flexibility with respect to yarn supply inputs, if needed. Our global sourcing strategy, including with respect to our principal yarn suppliers and dual polymer manufacturing capability, allows us to help guard against any potential shortages of raw materials or raw material suppliers in a specific polymer supply chain. For rubber flooring, the key polymer raw materials are available from multiple sources, and we can source both synthetic and natural rubber depending on product specification and material availability.

We also have technology that more cleanly separates the face fiber and backing of reclaimed and waste carpet, thus making it easier to recycle some of its components and providing a purer supply of inputs for our CQuestGB carpet backing. This technology, which is part of our ReEntry®2.0 carpet reclamation program, allows us to send some of the reclaimed face fiber back to our fiber supplier to be blended with virgin or other post-industrial materials and extruded into new fiber.

The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands, Thailand (anticipated closure at the end of the first quarter of 2022), China and Australia are certified under International Standards Organization (ISO) Standard No. 14001. Nora’s manufacturing facility, which is located in Weinheim, Germany, is ISO14001 certified as well and sells the majority of its products with the Blauer Engel label. Blauer Engel is the leading German institute that recognizes products that have environmentally friendly aspects.

Sales and Marketing

We distribute our products through two primary channels: (1) direct sales to end users; and (2) indirect sales through independent contractors, installers and distributors. We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, interior designers, engineers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While the corporate office market segment, including new construction and renovation, is our largest, we also emphasize sales in other market segments, including schools and educational facilities, government institutions, retail space, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including Interface and FLOR, as well as the strength of the nora rubber flooring brands of noraplan and norament.

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

We primarily use our internal marketing and sales force teams to market our flooring products. In order to implement our global marketing efforts, we have product showrooms or design studios in the United States, Mexico, England, France, Germany, Spain, the Netherlands, India, Australia, United Arab Emirates, Russia, Singapore, Hong Kong, Thailand, China and elsewhere. We may open offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

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

Develop a Substantial Resilient Flooring Business. Building upon the success of our products in the high growth LVT market, we plan to expand our LVT product offerings while also seeking to introduce new products in the resilient flooring category, such as rigid core LVT that was launched in early 2022. We believe our ability to offer and sell our soft and hard surfaces in an integrated flooring design helps meet the needs of our customers by complementing and enhancing our carpet tile portfolio with true modular installation, no transition strips between surfaces, carpet tile and resilient products that are in some cases the same size and shape, and favorable acoustic properties. Our acquisition of nora, with its rubber flooring products, is also a key component of our strategy in this area.

Sustain Leadership in Product Design and Development. Our CQuest backings, Embodied Beauty collection, and our plank, Skinny Plank, and i2 products and TacTiles installation system have confirmed our position as an innovation leader in modular carpet. We will continue initiatives to sustain, augment and capitalize upon that strength to continue to increase our market share in targeted market segments. Our Climate Take Back initiative, which was advanced in 2020 with the launch of our first ever cradle-to-gate carbon negative carpet tile, and our Mission Zero initiative promote our commitment to the pursuit of sustainability.

Seasonality

Historically, sales in our first quarter had typically been our lowest quarter while our fourth quarter sales had typically been our best quarter, as sales generally increased throughout the course of the fiscal year.  However, in more recent years up through 2019, as our sales efforts and results in the education and other non-corporate office market segments increased, our second and third quarter sales sometimes were the highest. In 2020, our first quarter sales were the highest quarter, as the COVID-19 pandemic escalated and more severely impacted the remainder of the year. In 2021, our fourth quarter sales were the highest quarter as certain countries rebounded from the economic impacts of the COVID-19 pandemic over the course of the year.

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

We believe the principal competitive factors in our primary floorcovering markets are brand recognition, quality, design, service, broad product lines, product performance, marketing strategy, pricing and sustainability. In the corporate office market segment, modular carpet competes with various floorcoverings including broadloom carpet, LVT and polished concrete. We believe the quality, service, design, better and longer average product performance, flexibility (design options, selective rotation or replacement, use in combination with our resilient products), environmental footprint and convenience of our modular carpet are our principal competitive advantages.

We believe we have competitive advantages in several other areas as well. First, having both an internal design staff as well as our relationship with David Oakey Designs allows us to introduce numerous innovative and attractive carpet tile and resilient products to our customers. Additionally, we believe that our global carpet tile manufacturing capabilities are an important competitive advantage in serving the needs of multinational corporate customers. We believe that the incorporation of the Intersept antimicrobial chemical agent into the backing of some modular carpet products enhances our ability to compete successfully across some of our market segments.

Our sustainability goals are a brand-enhancing, competitive strength as well as a strategic initiative. Our customers are increasingly concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and related environmental certification programs, resonate deeply with many of our customers and prospects around the globe. Our modular carpet products historically have had inherent installation and maintenance advantages that have translated into greater efficiency and waste reduction. We are using raw materials and production technologies, such as our ReEntry 2.0 reclaimed carpet separation process and our new CQuest backings, that directly reduce the adverse impact of those operations on the environment and limit our dependence on petrochemicals.

Product Design, Research and Development

We maintain an active research and development, product development and design staff of approximately 150 people and also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. The research and development team provides us with technical support and advanced materials research and development. Innovation and increased customization in product design and styling are the principal focus of our product development efforts, and this focus has led to several design breakthroughs such as our CQuest backings, plank and Skinny Plank products, as well as our i2 product line. Our carpet design and development team is recognized as an industry leader in carpet design and product engineering for the commercial and institutional markets.

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

In 2020, we launched our first ever cradle-to-gate carbon negative carpet tile. Our goal is to offer products with the lowest carbon footprint possible and products that help maintain a climate fit for life. Our carbon negative carpet tile features carbon negative materials in the CQuestBioX backing in combination with specialty yarns and tufting processes. We have developed innovative ways to work with recycled content and bio-based materials, which has led us to make carpet tiles that store carbon, preventing its release into the atmosphere.

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

Environmental and Sustainability Initiatives

Our sustainability strategy began more than 25 years ago with initiatives aimed at reducing waste, environmental footprint and costs. With our more recent Climate Take Back initiative, we seek to lead industry in designing and making products in ways that will maintain a climate fit for life. Our Climate Take Back logo appears on many of our marketing and merchandising materials distributed throughout the world. With our new CQuestGB, CQuestBio and CQuestBioX backings, we are able to use more bio-based and recycled materials. As more customers in our target markets share our view that sustainability is an important factor, it will become a determining factor in purchasing and design decisions. In 2021, we set a goal to reduce our CO2 emissions across our Company and supply chain by 2030 with a target validated by the Science Based Targets Initiative. Our targets are to reduce our absolute Scope 1 and 2 greenhouse gas emissions 50% by 2030 from a 2019 base year, and to reduce our absolute Scope 3 greenhouse gas emissions from purchased goods and services 50% and from business travel and employee commuting 30% by 2030 from a 2019 base year.

A highlight in our pursuit of sustainability was our creation with the Zoological Society of London of a program called Net-Works® in which we worked with communities in the Philippines to collect discarded fishing nets that are damaging a large coral reef, and divert them to our yarn supplier where they are recycled into new carpet fiber. Net-Works provides a source of income for members of these communities in the Philippines, while also cleaning up the beaches and waters where they live and work. Our Net Effect Collection of carpet tile products, among others, contains yarn that is partly made from the recycled fishing nets collected through the Net-Works program. Net-Works is a big step in redesigning our supply chain from a linear take-make-waste process toward a closed loop system, and it advances our ultimate goal of becoming a restorative enterprise.

Compliance with Government Regulations

We are subject to various federal, state and foreign laws and regulations that address various aspects of our business such as worker safety (including but not limited to safety measures in response to the COVID-19 pandemic), privacy, trade sanctions and anticorruption. In addition, our operations are subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with these laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands, Thailand (anticipated closure at the end of the first quarter of 2022), China, Germany and Australia are certified under ISO Standard No. 14001.

Backlog

Our backlog of unshipped orders was approximately $215.6 million at February 6, 2022, compared with approximately $177.7 million at February 7, 2021. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. Disruptions in supply and distribution chains, global travel restrictions and government shelter in place orders due to the impact of COVID-19 have resulted in delays of construction projects and flooring installations in many regions worldwide, which also have caused fluctuations in our backlog.

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

We also own many trademarks in the United States and abroad. In addition to the United States, the primary jurisdictions in which we have registered our trademarks are the European Union, Canada, Australia, New Zealand, Japan, and various countries in Central America, South America and Asia. Some of our more prominent registered trademarks include: Interface, FLOR, GlasBac, CQuest, Climate Take Back, nora, norament, noraplan, nTX solution, noraplan unita, noraplan valua, and TacTiles. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other jurisdictions varies.

Human Capital

Interface is a purpose-driven company with a passionate team that shares a unique set of values. We strive to do the right thing and to be generous to people and the planet. We are committed to an equitable and inclusive culture and achieve this by living our values. Our core values represent who we are, how we see the world, how we treat each other and our external customers and stakeholders, and how we approach our work every day. These core values are:

•Design a better way;
•Be genuine and generous;
•Inspire others;
•Connect the whole; and
•Embrace tomorrow, today.

At January 2, 2022, we employed a total of 3,646 employees worldwide. Of such total, 1,463 were clerical, staff, sales, supervisory and management personnel and 2,183 were manufacturing personnel. We also utilized the services of 251 temporary personnel as of January 2, 2022.

Some of our employees in Australia, the United Kingdom and China are represented by unions. In the Netherlands, a Works Council, the members of which are Interface employees, is required to be consulted by management with respect to certain matters relating to our operations in that country, such as a change in control of Interface Europe B.V. (our modular carpet subsidiary based in the Netherlands), and the approval of the Works Council is required for some of our actions, including changes in compensation scales or employee benefits. The majority of our employees in Germany are represented by a Works Council as well. Our management believes that its relations with the Works Councils, the unions and our employees are good.

Information About Our Executive Officers

Our executive officers, their ages as of January 2, 2022, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Daniel T. Hendrix	67	President and Chief Executive Officer
David B. Foshee	51	Vice President, General Counsel and Secretary
Bruce A. Hausmann	52	Vice President and Chief Financial Officer
James Poppens	57	Vice President (President - Americas)
Nigel Stansfield	54	Vice President (President - Europe, Africa, Australia, and Asia)

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

Mr. Poppens joined us in 2017 to lead the restructuring of our FLOR business and then served as Vice President of Corporate Marketing and was responsible for the global Interface brand, digital strategy, global product commercialization planning as well as leading the FLOR business. He was named President for our Americas business in February 2020. Prior to joining us, Mr. Poppens held leadership roles at Newell Rubbermaid, Kellogg Company, REI, and Coca-Cola.

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

The COVID-19 pandemic continues to impact areas where we operate and sell our products and services. The COVID-19 pandemic and similar issues in the future could have a material adverse effect on: our ability to operate; our ability to keep employees safe from the pandemic; our results of operations, financial condition, liquidity and capital investments; our near term and long term ability to stay in compliance with debt covenants under our Syndicated Credit Facility and Senior Notes; our ability to refinance our existing indebtedness; and our ability to gain financing in the capital markets.

Public health organizations have recommended, and many governments have implemented, measures from time to time during the pandemic to slow and limit the transmission of the virus, including certain business shutdowns and shelter in place and social distancing requirements. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as: the potential shut down of certain locations; decreased employee availability; employee reluctance to receive COVID-19 vaccinations, whether recommended or potentially required; increased overtime and temporary labor costs; potential border closures; and disruptions to the businesses of our selling channel partners, and others. We may also experience continued manufacturing personnel shortages, which may adversely affect our ability to manufacture our products.

Our suppliers and customers also have faced these and other challenges, which have led to disruption in our supply chain, raw material inflation, the inability to obtain sufficient raw materials necessary to produce our products, increased shipping and transport costs, as well as decreased construction and renovation spending and decreased demand for our products and services. These issues may also materially affect our current and future access to sources of liquidity, particularly our cash flows from operations, and access to financing from the capital markets. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, potential near-term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments.

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

Our earnings could be adversely affected by non-cash adjustments to goodwill, when a test of goodwill assets indicates a material impairment of those assets.

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

International Risk Factors

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including foreign currency fluctuations, restrictive taxation, custom duties, border closings or other adverse government regulations.

We have substantial international operations and intend to continue to pursue and commit resources to growth opportunities beyond the United States. Outside of the United States, we maintain manufacturing facilities in the Netherlands, the United Kingdom, China, Thailand (anticipated closure at the end of the first quarter of 2022), Australia and Germany, in addition to product showrooms or design studios in Mexico, England, France, Germany, Spain, the Netherlands, India, Australia, United Arab Emirates, Russia, Singapore, Hong Kong, Thailand, China and elsewhere. In 2021, approximately half of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific.

International operations carry certain risks and associated costs, such as: the complexities and expense of administering a business abroad; complications in compliance with, and unexpected changes in, legal and regulatory restrictions or requirements; foreign laws, international import and export legislation; trading and investment policies; economic and political instability in the global markets; foreign currency fluctuations; exchange controls; increased nationalism and protectionism; crime and social instability; tariffs and other trade barriers; difficulties in collecting accounts receivable; potential adverse tax consequences and increasing tax complexity or changes in tax law associated with operating in multiple tax jurisdictions; uncertainties of laws and enforcement relating to intellectual property and privacy rights; difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs, including health and safety regulations and wage and hour laws; potential governmental expropriation (especially in countries with undemocratic or authoritarian ruling parties); and other factors depending upon the jurisdiction involved. There can be no assurance that we will not experience these risks in the future.

Risks include, for example, the uncertainty surrounding the ongoing implementation and effect of the United Kingdom’s exit from the European Union described below, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union. We conduct business in Russia and Ukraine, which subjects us to risks inherent with current geopolitical tensions between the two countries.

We also make a substantial portion of our net sales in currencies other than U.S. dollars (approximately half of 2021 net sales), which subjects us to the risks inherent in currency translations. The scope and volume of our global operations make it impossible to eliminate completely all foreign currency translation risks as an influence on our financial results.

In addition, due to our global operations, we are subject to many laws governing international relations and international operations, including laws that prohibit improper payments to government officials and commercial customers and that restrict where we can do business, what information or products we can import and export to and from certain countries and what information we can provide to a non-U.S. government. These laws include but are not limited to the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, the Mexican National Anticorruption System (Sistema Nacional Anticorrupción, or “SNA”), the U.S. Export Administration Act and U.S. and international economic sanctions and money laundering regulations. We have internal policies and procedures relating to compliance with such regulations; however, there is a risk that such policies and procedures will not always protect us from the improper acts of employees, agents, business partners or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of these laws, which are complex, may result in criminal penalties, sanctions and/or fines that could have an adverse effect on our business, financial condition and results of operations and reputation. In addition, we are subject to antitrust laws in various countries throughout the world. Changes in these laws or their interpretation, administration or enforcement may occur over time. Any such changes may limit our future acquisitions, divestitures or operations.

Finally, we may not be aware of all the factors that may affect our business in foreign jurisdictions. The risks outlined above, and others specific to certain jurisdictions that we may not be aware of, could adversely and materially affect our business and results.

The uncertainty surrounding the ongoing implementation and effect of the U.K.’s exit from the European Union, and related negative developments in the European Union could adversely affect our business, results of operations or financial condition.

In 2016, voters in the U.K. approved an exit from the European Union via a referendum (commonly referred to as “Brexit”). The U.K. ceased to be a member of the European Union on January 31, 2020. In December 2020, the U.K. and the European Union agreed on a trade and cooperation agreement. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the U.K. and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal. The uncertainty leading up to and following Brexit has had, and the ongoing implementation of Brexit may continue to have, a negative impact on our business and demand for our products in Europe, and particularly in the U.K. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in political institutions and regulatory agencies. Brexit could also have the effect of disrupting the free movement of goods, services, and people between the U.K., the European Union and elsewhere. In addition, Brexit has had a detrimental effect, and could have further detrimental effects, on the value of either or both of the Euro and the British Pound sterling, which could negatively impact our business (principally from the translation of sales and earnings in those foreign currencies into our reporting currency of U.S. dollars). Such a development could have other unpredictable adverse effects, including a material adverse effect on demand for office space and our flooring products in the U.K. and in Europe if the U.K. exit leads to economic difficulties in Europe.

Risk Factors Related to our Indebtedness

We have a substantial amount of debt, which could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

We have a substantial amount of debt and debt service requirements. As of January 2, 2022, we had approximately $525.1 million of outstanding debt, and we had $290.9 million of undrawn borrowing capacity under our existing credit facility.

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

In addition, borrowings under our credit facility have variable interest rates, and therefore our interest expense will increase if the underlying market rates (upon which the variable interest rates are based) increase.

Furthermore, on July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Specifically, the FCA stopped publishing one week and two month U.S. dollar LIBOR rates as of December 31, 2021, and the remaining U.S. dollar LIBOR rates will cease to be published on June 30, 2023. The Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. A transition away from the widespread use of LIBOR to SOFR or another benchmark rate may occur over the course of the next few years. We have exposure to LIBOR-based financial instruments, namely our existing credit facility which has variable (or floating) interest rates based on LIBOR. This facility allows for the use of an alternative benchmark rate if LIBOR is no longer available. In December 2021, we amended our existing credit facility to replace LIBOR with a successor rate for loans denominated in euros or British Pound sterling. At this time, we cannot predict the overall effect of the modification or discontinuation of LIBOR on our U.S. dollar denominated loans under the existing credit facility or the establishment of alternative benchmark rates.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our indebtedness.

Our ability to generate cash in order to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in our existing credit facility and our other financing agreements, including the indenture governing the Senior Notes, and other agreements we may enter into in the future. Specifically, we will need to maintain certain financial ratios under our existing credit facility. Our business may not continue to generate sufficient cash flow from operations in the future and future borrowings may not be available to us under our existing revolving credit facility or from other sources in an amount sufficient to service our indebtedness, including the Senior Notes, to make necessary capital expenditures or to fund our other liquidity needs. If we are unable to generate cash from our operations or through borrowings, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to make payments on our indebtedness or refinance our indebtedness will depend on the capital markets and our financial condition at such time, as well as the terms of our financing agreements, including the existing credit facility, and the indenture governing the Senior Notes. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, borrowings under our Syndicated Credit Facility have variable interest rates, and therefore our interest expense will increase if the underlying market rates (upon which the variable interest rates are based) increase.

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

Our success depends significantly upon the efforts, abilities and continued service of our senior management executives, our principal design consultant and other key personnel (including experienced sales and manufacturing personnel), and our loss of any of them could affect us adversely.

We believe that our success depends to a significant extent upon the efforts and abilities of our senior management executives. In addition, we rely significantly on the leadership that David Oakey of David Oakey Designs provides to our internal design staff. Specifically, David Oakey Designs provides product design/production engineering services to us under an exclusive consulting contract that contains non-competition covenants. Our agreement with David Oakey Designs can be terminated by either party upon six months prior written notice to the other party. Our business also depends on the recruitment and retention of other key personnel, including experienced sales and manufacturing personnel.

The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. In certain locations where we operate, the demand for labor has exceeded the supply of labor, resulting in higher costs. Despite our focused efforts to attract and retain employees, including by offering higher levels of compensation in certain instances, we experienced attrition rates within our hourly workforce in fiscal 2021 that exceeded historical levels and we incurred higher operating costs at certain of our facilities in the form of higher levels of overtime pay. The market for professional workers was, and remains, similarly challenging. Many of our professional workers continue to work from home as part of our COVID-19 protocols and, although in most instances we expect to offer flexible working arrangements in the future, we may experience higher levels of attrition within our professional workforce.

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

We continue to implement a multi-year transformation of our sales organization, including the standardized processes and systems that our sales force uses to go to market, interact with customers, work with architects and the design community and, in general, operate day-to-day. We also continue to improve and change the technology tools that the sales force is required to use as part of their day-to-day jobs, and monitor managerial positions that are designed to actively manage and coach the sales force. All of these changes are disruptive, which may create challenges for our sales force to adapt, particularly for long tenured employees, which comprise a large portion of our sales force. There are no guarantees that these efforts will increase sales or improve profitability of the business, or that they will not instead adversely disrupt the business, decrease sales, and decrease overall profitability.

Large increases in the cost of our raw materials, shipping costs, duties or tariffs could adversely affect us if we are unable to pass these cost increases through to our customers.

Petroleum-based products (including yarn) comprise the predominant portion of the cost of raw materials that we use in manufacturing carpet. Synthetic rubber uses petroleum-based products as feedstock as well. We also incur significant shipping and transport costs to move our products around the globe, and those costs have increased dramatically due to recent global supply chain challenges. While we attempt to match cost increases with corresponding price increases, continued inflation and volatility in the cost of raw materials, transportation and shipping costs could adversely affect our financial results if we are unable to pass through such cost increases to our customers.

Unanticipated termination or interruption of any of our arrangements with our primary third-party suppliers of synthetic fiber or our primary third-party supplier for luxury vinyl tile (“LVT”) or other key raw materials could have a material adverse effect on us.

We depend on a small number of third-party suppliers of synthetic fiber and are largely dependent upon two primary suppliers for our LVT products. The unanticipated termination or interruption of any of our supply arrangements with our current suppliers of synthetic fiber (nylon), our primary suppliers of LVT, or other key raw material suppliers, including failure by any third party supplier to meet our product specifications, could have a material adverse effect on us because we do not have the capability to manufacture our own fiber for use in our carpet products or our own LVT. Our suppliers may not be able to meet our demand for a variety of reasons, including our inability to forecast our future needs accurately or a shortfall in production by the supplier for reasons unrelated to us, such as work stoppages, acts of war, terrorism, pandemics, epidemics, fire, earthquake, energy shortages, flooding or other natural disasters. The primary manufacturing facility of our largest supplier of LVT is located in South Korea. If any of our supply arrangements with our primary suppliers of synthetic fiber, our primary suppliers of LVT, or suppliers of other key raw materials are terminated or interrupted, we likely would incur increased manufacturing costs and experience delays in our manufacturing process (thus resulting in decreased sales and profitability) associated with shifting more of our synthetic fiber purchasing to another synthetic fiber supplier or developing new supply chain sources for LVT. A prolonged inability on our part to source synthetic fiber included in our products, LVT, or other key raw materials on a cost-effective basis could adversely impact our ability to deliver products on a timely basis, which could harm our sales and customer relationships.

The market price of our common stock has been volatile and the value of your investment may decline.

The market price of our common stock has been volatile in the past and may continue to be volatile going forward. Such volatility may cause precipitous drops in the price of our common stock on the Nasdaq Global Select Market and may cause your investment in our common stock to lose significant value. As a general matter, market price volatility has had a significant effect on the market values of securities issued by many companies for reasons unrelated to their operating performance. We cannot predict the market price for our common stock going forward.

Changes to our facilities, manufacturing processes, product construction, and product composition could disrupt our operations, increase our manufacturing costs, increase customer complaints, increase warranty claims, negatively affect our reputation, and have a material adverse effect on our financial condition and results of operations.

From time to time, we make improvements and changes to our physical facilities, move operations to other sites, and change our manufacturing processes. We are also in the process of closing our carpet tile manufacturing facility in Thailand. Large scale changes or moves could disrupt our normal operations, leading to possible loss of productivity, which may adversely affect our results. We are also making significant investments and modifications to our manufacturing facilities, processes, product compositions, and product construction including but not limited to the production of our new CQuest™ carpet tile backings. These changes can be disruptive. There is also no guarantee that our CQuest™ backings will not fail to perform as expected and will not increase warranty claims or customer complaints. These efforts may also not yield the financial returns and improvements in the business that we hope to achieve from them. While these changes are intended to yield stronger financial results, they could potentially impact our financial results in negative ways due to project delays, business disruption as new facilities and equipment come online, increase customer complaints, or increase warranty claims; all of which could negatively affect our operations, reputation, financial condition and results of operations.

Our business operations could suffer significant losses from natural disasters, acts of war, terrorism, catastrophes, fire, adverse weather conditions, pandemics, endemics or other unexpected events.

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, our manufacturing facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes and earthquakes, whether or not as a result of climate change, or by fire or other unexpected events such as adverse weather conditions, acts of war, terrorism, pandemics or other public health crises (such as the COVID-19 pandemic described above), or other disruptions to our facilities, supply chain or our customers’ facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations. These types of events could also affect our suppliers, installers, and customers, which could have a material adverse impact on our business.

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
•receive, process and ship orders;
•manage billing, collections, cash applications, customer service, and payables;
•manage financial reporting; and
•manage payroll and human resources information.

Our IT systems may be disrupted or fail for a number of reasons, including:

•natural disasters, like fires;
•power loss;
•software “bugs”, hardware defects or human error; and
•hacking, computer viruses, denial of service attacks, malware, ransomware, phishing scams, or other cyber attacks.

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

To the extent our IT systems store sensitive data, including about our employees or other individuals, security breaches may expose us to other serious liabilities and reputational harm if such data is misappropriated. In addition, as cybercriminals continue to become more sophisticated and numerous, the costs to defend and insure against cyberattacks can be expected to rise.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 42,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings) by reportable segment, all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
AMS
LaGrange, Georgia	669,145
LaGrange, Georgia(1)	717,205
Union City, Georgia(1)	370,000
West Point, Georgia	250,000
Salem, New Hampshire(1)	109,129

EAAA
Bangkok, Thailand(2)	275,946
Craigavon, N. Ireland(1)	72,200
Minto, Australia	240,000
Scherpenzeel, Netherlands	1,250,960
Weinheim, Germany(1)	831,113
Taicang, China(1)	142,500

(1)Leased.
(2)We are currently in the process of closing this carpet tile manufacturing facility in Thailand.

We maintain sales or marketing offices in over 50 locations in more than 25 countries and a number of other distribution facilities in several countries. Most of our sales and marketing locations and many of our distribution facilities are leased.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 18, 2022, we had 643 holders of record of our Common Stock. We estimate that there are in excess of 9,000 beneficial holders of our Common Stock.

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

Stock Performance

The following graph and table compare, for the period comprised of the Company’s five preceding fiscal years ended January 2, 2022, the Company’s total returns to shareholders (assuming all dividends were reinvested) with that of (i) all companies listed on the Nasdaq Composite Index, (ii) our previous self-determined peer group, and (iii) our new self-determined peer group, assuming an initial investment of $100 in each on January 1, 2017 (the last day of the fiscal year 2016). In 2021, the Company updated its self-determined peer group to exclude FLIR Systems, Inc. and Knoll, Inc. as both of these companies were acquired in 2021 and no longer trade publicly. In determining its peer group companies, the Company considered various factors, including the potential peer’s industry, business model, size and complexity.  The Company chose a peer group that it believes provides a robust sample size with minimal revenue dispersion, with companies in similar industries or lines of business or subject to similar economic and business cycles, including companies with a significant international presence that are also focused on sustainability.

	January 1, 2017	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021	January 2, 2022
Interface, Inc.	$100	$137	$79	$93	$60	$91
NASDAQ Composite Index	$100	$130	$125	$173	$249	$304
Previous Self-Determined Peer Group (20 Stocks)	$100	$102	$82	$107	$96	$110
New Self-Determined Peer Group (18 Stocks)	$100	$99	$77	$101	$93	$129

Notes to Performance Graph

(1)If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(2)The index level was set to $100 as of January 1, 2017 (the last day of fiscal year 2016).
(3)The Company’s fiscal year ends on the Sunday nearest December 31.
(4)The following companies are included in the Previous Self-Determined Peer Group depicted above: Acuity Brands, Inc.; Albany International Corp.; Apogee Enterprises, Inc.; Armstrong Flooring, Inc.; Armstrong World Industries, Inc.; Caesarstone Ltd.; FLIR Systems, Inc.; Gentherm Incorporated; H. B. Fuller Company; Harsco Corporation; Herman Miller, Inc.; HNI Corporation; Kimball International, Inc.; Knoll, Inc.; Masonite International Corporation; Materion Corporation; P. H. Glatfelter Company; Steelcase Inc.; Unifi, Inc.; and Welbilt, Inc. FLIR Systems, Inc. and Knoll, Inc. are included as peers for periods prior to their acquisitions in 2021.
(5)The following companies are included in the New Self-Determined Peer Group depicted above: Acuity Brands, Inc.; Albany International Corp.; Apogee Enterprises, Inc.; Armstrong Flooring, Inc.; Armstrong World Industries, Inc.; Caesarstone Ltd.; Gentherm Incorporated; H. B. Fuller Company; Harsco Corporation; Herman Miller, Inc.; HNI Corporation; Kimball International, Inc.; Masonite International Corporation; Materion Corporation; P. H. Glatfelter Company; Steelcase Inc.; Unifi, Inc.; and Welbilt, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended January 2, 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impact of the COVID-19 Pandemic

On March 1, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the virus continues to spread in areas where we operate and sell our products and services. The COVID-19 pandemic has had material adverse effects on our business, results of operations, and financial condition, and it is anticipated that this will continue for an indefinite period of time. The duration of the pandemic will ultimately determine the extent to which our operations are impacted. We continue to monitor our operations and have implemented various programs to mitigate the effects on our business including reductions in employees, labor costs, marketing expenses, consulting expenses, travel costs, various other costs, and capital expenditures, as well as reducing the amount of the cash dividend that we pay on our common stock. We continue to focus on the impact COVID-19 has on our employees in accordance with the Company’s ongoing safety measures, as well as any local government orders and “shelter in place” directives in place from time to time.
During fiscal year 2021, the COVID-19 pandemic had less of an impact on our overall financial results as consolidated net sales increased 8.8% compared to fiscal year 2020. Government stimulus programs, increased COVID-19 vaccination rates, and fewer COVID-19 related restrictions in some places contributed to a rebound in economic activity in certain countries driving higher revenues globally compared to fiscal year 2020. The sales increase in fiscal year 2021 compared to fiscal year 2020 was primarily in non-corporate office market segments, including healthcare, education, retail, residential / living and transportation. Our global supply chain and manufacturing operations, however, experienced increased adverse impacts and disruptions in 2021 from COVID-19. These impacts included raw material shortages, raw material cost increases, higher freight costs, shipping delays, and labor shortages – particularly in the United States. These impacts to our supply chain and manufacturing operations increased our costs, decreased our ability to achieve manufacturing targets, increased lead times to our customers, and adversely affected our gross profit margin as a percentage of net sales. Management believes it is reasonably likely these impacts will continue and affect our future operations and results to some degree, particularly during the first half of 2022.

During fiscal year 2020, the COVID-19 pandemic resulted in 17.9% lower consolidated net sales compared to fiscal year 2019. We temporarily suspended production in certain manufacturing facilities in 2020 due to government lockdowns, shelter in place orders and reduced demand. Our sales mix shifted towards more non-corporate office market segments as the COVID-19 pandemic reduced corporate spending, which impacted sales in the corporate office market. During 2020, the Company recorded $12.9 million of voluntary and involuntary severance costs, which were included in selling, general and administrative expenses in the consolidated statements of operations.

In fiscal year 2020, government grants and payroll protection programs were available in various countries globally to provide assistance to companies impacted by the pandemic. The CARES Act enacted in the United States (see Note 17 entitled “Income Taxes” included in Item 8 of this Annual Report on Form 10-K for additional information) and a payroll protection program enacted in the Netherlands (the “NOW Program”) provided benefits related to payroll costs either as reimbursements, lower payroll tax rates or deferral of payroll tax payments. The NOW Program provided eligible companies with reimbursement of labor costs as an incentive to retain employees and continue paying them in accordance with the Company’s customary compensation practices. During fiscal year 2020, the Company qualified for benefits under several payroll protection programs and recognized a reduction in payroll costs of approximately $7.3 million, which were recorded as a $6.1 million reduction of selling, general and administrative expenses and a $1.2 million reduction of cost of sales in the consolidated statements of operations, as the Company believes it is probable that the benefits received will not be repaid.

During the first quarter of 2020, as a result of changes in macroeconomic conditions related to the COVID-19 pandemic, we recognized a charge of $121.3 million for the impairment of goodwill and certain intangible assets. See Note 12 entitled “Goodwill and Intangible Assets” of Part II, Item 8 of this Annual Report for additional information.

Executive Overview

Our revenues are derived from sales of floorcovering products, primarily modular carpet, luxury vinyl tile (“LVT”) and rubber flooring products. Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors industry, including the market for floorcovering products, is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our business.

During fiscal year 2021, the Company largely completed its integration of the nora acquisition, and integration of its European and Asia-Pacific commercial areas and determined that it has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment is unchanged from prior year and continues to include the United States, Canada and Latin America geographic areas. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information. The results of operations discussion below also includes segment information.

We focus our marketing and sales efforts on both corporate office and non-corporate office market segments, to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. More than half of our consolidated net sales were in non-corporate office markets in fiscal year 2021 and fiscal year 2020, primarily in education, healthcare, government, retail, and residential/living market segments. See Item 1, “Business” of this Annual Report on Form 10-K for additional information regarding our mix of modular carpet and resilient flooring sales in corporate office verses non-corporate office market segments for the last three fiscal years by reportable segment.

During 2021, we had consolidated net sales of $1,200.4 million, up 8.8% compared to $1,103.3 million in 2020, primarily due to the rebound in economic activity in certain countries following the impacts of COVID-19. Consolidated operating income for 2021 was $104.8 million compared to consolidated operating loss of $39.3 million in 2020 primarily due to higher sales in 2021 and a $121.3 million impairment of goodwill and certain intangible assets in 2020. Fiscal year 2021 also included $3.9 million of restructuring charges in connection with the planned closure of our Thailand manufacturing operations anticipated to occur in 2022. Consolidated net income for 2021 was $55.2 million or $0.94 per share, compared to consolidated net loss of $71.9 million, or $1.23 per share, in 2020.

During 2020, we had consolidated net sales of $1,103.3 million, down 17.9% compared to $1,343.0 million in 2019, primarily due to the impacts of COVID-19. The consolidated operating loss for 2020 was $39.3 million compared to consolidated operating income of $130.9 million in 2019, due primarily to a $121.3 million goodwill and intangible asset impairment charge recorded in fiscal 2020 due to the impacts of COVID-19. The consolidated net loss for 2020 was $71.9 million, or $1.23 per share, compared to consolidated net income of $79.2 million, or $1.34 per share, in 2019.

A detailed discussion of our 2021 and 2020 consolidated and segment performance appears below under “Analysis of Results of Operations”.

Analysis of Results of Operations

Consolidated Results

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Consolidated net sales denominated in currencies other than the U.S. dollar were approximately 50% in 2021, 51% in 2020, and 49% in 2019. Because we have substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. In 2021, the strengthening of the Euro, Australian dollar, Chinese Renminbi and British Pound sterling against the U.S. dollar had a positive impact on our net sales and operating income. In 2020, the strengthening of the Euro, British Pound sterling, and Chinese Renminbi against the U.S. dollar had a positive impact on our net sales and operating income. In 2019, the weakening of the Euro, British Pound sterling, Australian dollar, Canadian dollar and Chinese Renminbi against the U.S. dollar had a negative impact on our net sales and operating income.

The following table presents the amounts (in U.S. dollars) by which the exchange rates for translating Euros, British Pounds sterling, Australian dollars, Chinese Renminbi and Canadian dollars into U.S. dollars have affected our consolidated net sales and operating income or loss during the past three years:

	2021	2020	2019
	(in millions)
Impact of changes in foreign currency on consolidated net sales	$23.9	$7.1	$(26.2)
Impact of changes in foreign currency on consolidated operating income (loss)	3.2	0.9	(3.9)

The following table presents, as a percentage of net sales, certain items included in our consolidated statements of operations during the past three years:

	Fiscal Year
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	64.0	62.8	60.3
Gross profit on sales	36.0	37.2	39.7
Selling, general and administrative expenses	27.0	30.2	29.0
Restructuring, asset impairment and other charges	0.3	(0.4)	1.0
Goodwill and intangible asset impairment charge	—	11.0	—
Operating income (loss)	8.7	(3.6)	9.7
Interest/Other expense	2.7	3.6	2.2
Income (loss) before income tax expense	6.0	(7.2)	7.5
Income tax expense (benefit)	1.4	(0.7)	1.7
Net income (loss)	4.6%	(6.5)%	5.8%

Consolidated Net Sales

Below we provide information regarding our consolidated net sales and analyze those results for each of the last three fiscal years. Fiscal year 2021 included 52 weeks, fiscal year 2020 included 53 weeks, and fiscal year 2019 included 52 weeks.

	Fiscal Year			Percentage Change
	2021	2020	2019	2021 compared with 2020	2020 compared with 2019
	(in thousands)
Consolidated net sales	$1,200,398	$1,103,262	$1,343,029	8.8%	(17.9)%

Consolidated net sales for 2021 compared with 2020

For 2021, our consolidated net sales increased $97.1 million (8.8%) compared to 2020, comprised of higher sales volumes (approximately 5.1%) and higher prices (approximately 3.7%). Fluctuations in currency exchange rates had a positive impact on our year-over-year consolidated sales comparison of approximately $23.9 million, meaning that if currency levels had remained constant year over year our 2021 sales would have been lower by this amount. On a market segment basis, the sales increase was most significant in non-corporate office market segments including retail, education and healthcare. See the segment results discussion below for additional information on market segments.

Consolidated net sales for 2020 compared with 2019

For 2020, our consolidated net sales decreased $239.8 million (17.9%) compared to 2019, primarily due to the impacts of COVID-19 resulting in lower sales volumes globally. Fluctuations in currency exchange rates had a positive impact on our year-over-year sales comparison of approximately $7.1 million, meaning that if currency levels had remained constant year over year, our 2020 sales would have been lower by this amount. On a market segment basis, the decrease in consolidated net sales was primarily in the corporate office, retail, hospitality and healthcare market segments. See the segment results discussion below for additional information on market segments.

Consolidated Cost and Expenses

The following table presents our consolidated cost of sales and selling, general and administrative (“SG&A”) expenses during the past three years:

	Fiscal Year			Percentage Change
	2021	2020	2019	2021 compared with 2020	2020 compared with 2019
	(in thousands)
Consolidated cost of sales	$767,665	$692,688	$810,062	10.8%	(14.5)%
Consolidated selling, general and administrative expenses	324,315	333,229	389,117	(2.7)%	(14.4)%

For 2021, our consolidated costs of sales increased $75.0 million (10.8%) compared to 2020, primarily due to higher net sales and the continued adverse impacts of COVID-19. Currency translation had a $16.2 million (2.3%) negative impact on the year-over-year comparison. In 2021, the impact of COVID-19 continued to challenge our global supply chain which contributed to higher cost of sales and lower gross profit margins — particularly in the United States. As a percentage of net sales, our consolidated costs of sales increased to 64.0% in 2021 versus 62.8% in 2020, primarily due to inflationary pressures on raw materials, freight and labor costs driving an approximately 3.4% increase in cost of sales as a percentage of net sales compared to the prior year. The increase in our consolidated cost of sales as a percentage of net sales was partially offset by productivity efficiencies during the year. Management believes it is reasonably likely the inflationary pressures experienced in 2021 will continue to some degree in 2022, particularly in the first half of 2022.

For 2020, our consolidated costs of sales decreased $117.4 million (14.5%) compared with 2019, primarily due to lower net sales. Currency translation had a $4.7 million (0.6%) negative impact on the year-over-year comparison. As a percentage of net sales, our consolidated costs of sales increased to 62.8% in 2020 versus 60.3% in 2019, primarily due to changes in fixed cost absorption driven by lower production volumes due to the impacts of COVID-19.

For 2021, our consolidated SG&A expenses decreased $8.9 million (2.7%) versus 2020. Currency translation had a $5.3 million (1.6%) negative impact on the year-over-year comparison. Consolidated SG&A expenses were lower in 2021 primarily due to (1) lower legal fees and other related costs of $12.6 million primarily due to the settlement of the SEC matter in the prior year period, and (2) lower severance costs of $9.1 million as the prior year included additional cost reduction initiatives implemented in response to COVID-19 as discussed above. These decreases were partially offset by higher labor costs of approximately $11.0 million due to higher performance-based compensation as target performance measures were achieved in 2021, partially offset by cost savings from prior year headcount reduction initiatives. As a percentage of net sales, SG&A expenses decreased to 27.0% in 2021 versus 30.2% in 2020.

For 2020, our consolidated SG&A expenses decreased $55.9 million (14.4%) versus 2019. Currency translation had a $1.5 million (0.4%) negative impact on the year-over-year comparison. Consolidated SG&A expenses were lower in 2020 primarily due to (1) lower selling expenses of $54.8 million due to lower net sales, (2) $7.3 million of payroll expense credits related to COVID-19 wage support government assistance programs, and (3) $9.2 million lower performance-based compensation due to stock compensation forfeitures and target performance measures not being met due to COVID-19. These reductions were partially offset by $12.9 million of severance expenses due to voluntary and involuntary separations, and a $5.0 million fine to settle the SEC matter as referenced in Item 8 Note 18 - “Commitments and Contingencies”. As a percentage of sales, SG&A expenses increased to 30.2% in 2020 versus 29.0% in 2019, primarily due to lower net sales.

Restructuring Plans

On September 8, 2021, the Company committed to a new restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations. The plan involves a reduction of approximately 188 employees and the closure of the Company’s carpet tile manufacturing facility in Thailand, anticipated to occur at the end of the first quarter of 2022. As a result of this plan, the Company expects to incur pre-tax restructuring charges between the third quarter of 2021 and the fourth quarter of 2022 of approximately $4 million to $5 million. The expected charges are comprised of severance expenses ($2.2 million), retention bonuses ($0.5 million), and asset impairment and other charges ($2.0 million). The costs of retention bonuses of approximately $0.5 million will be recognized through the end of fiscal year 2022 as earned over the requisite service periods. Restructuring charges of $3.9 million comprised of severance and asset impairment charges were recognized during the third quarter of 2021.
The Thailand plant closure is expected to result in future cash expenditures of approximately $3 million to $4 million for payment of the employee severance and employee retention bonuses and other costs of the shutdown of the Thailand manufacturing facility, as described above. The Company expects to complete the restructuring plan in fiscal year 2022 and expects the plan to yield annualized savings of approximately $1.7 million. A portion of the annualized savings is expected to be realized on the consolidated statement of operations in fiscal year 2022, with the remaining portion of the annualized savings expected to be realized in fiscal year 2023.

On December 23, 2019, the Company committed to a new restructuring plan to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involved a reduction of approximately 105 employees and early termination of two office leases. As a result of this plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2019 of approximately $9.0 million. The charge was comprised of severance expenses ($8.8 million) and lease exit costs ($0.2 million). The restructuring charge was expected to result in future cash expenditures of approximately $9.0 million for payment of these employee severance and lease exit costs. The Company expected the plan to yield annualized savings of approximately $6.0 million. A portion of the annualized savings was realized on the consolidated statement of operations in fiscal year 2020, with the remaining portion of the annualized savings realized in fiscal year 2021.

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
Goodwill, Intangible Asset and Fixed Asset Impairment
During 2021, we recognized a fixed asset impairment charge of $4.4 million for projects that were abandoned. During 2020, we recognized a charge of $121.3 million for the impairment of goodwill and certain intangible assets. See Note 12 entitled “Goodwill and Intangible Assets” of Part II, Item 8 of this Annual Report for additional information. During 2020, we also recognized fixed asset impairment charges of $5.0 million primarily related to certain FLOR design center closures and other projects that were abandoned or indefinitely delayed. These charges are included in selling, general and administrative expenses in the consolidated statements of operations.

Interest Expense

For 2021, our interest expense increased $0.5 million to $29.7 million, versus $29.2 million in 2020, primarily due to (1) higher fixed-rate interest expense on the Senior Notes debt, which replaced variable-rate debt under the Syndicated Credit Facility, and (2) $4.9 million of deferred losses recognized on terminated interest rate swaps that were reclassified from accumulated other comprehensive loss into interest expense during the year. These increases were partially offset by $60 million of lower outstanding borrowings under the Syndicated Credit Facility compared to 2020. Our average borrowing rate under the Syndicated Credit Facility was 1.91% for 2021 compared to 1.89% in 2020.

 For 2020, our interest expense increased $3.6 million to $29.2 million, versus $25.6 million in 2019, primarily due to (1) a $3.6 million loss on extinguishment of debt to amend the Syndicated Credit Facility and repay a portion of outstanding indebtedness thereunder, and (2) a $3.9 million reclassification from accumulated other comprehensive loss for deferred interest rate swap losses due to the termination of interest rate swap contracts. These increases were partially offset by lower average interest rates on our borrowings under the Syndicated Credit Facility (our average borrowing rate for 2020 was 1.89% compared to 3.27% in 2019) and lower outstanding borrowings under the Syndicated Credit Facility compared to 2019.
Other Expense
Other expenses decreased $8.4 million during fiscal year 2021 compared to 2020, primarily due to a $4.2 million write-down of damaged raw material inventory in 2020, which resulted from a fire at a leased storage facility.

Tax

For the year ended January 2, 2022, the Company recorded income tax expense of $17.4 million on pre-tax income of $72.6 million resulting in an effective tax rate of 24.0%, as compared to an income tax benefit of $7.5 million on pre-tax loss of $79.4 million resulting in an effective tax rate of 9.4% for the year ended January 3, 2021. The effective tax rate for the year ended January 3, 2021 was significantly impacted by a non-deductible goodwill impairment charge and recognition of income tax benefits related to uncertain tax positions taken in prior years on discontinued operations. Excluding the impact of the non-deductible goodwill impairment charge and recognition of income tax benefits related to uncertain tax positions on discontinued operations, the effective tax rate was 14.1% for the year ended January 3, 2021. The increase in the effective tax rate for the year ended January 2, 2022 as compared to the year ended January 3, 2021 was primarily due to the one-time favorable impacts of amending prior year tax returns during the period ended January 3, 2021, an increase in non-deductible employee compensation and an increase in the valuation allowance on net operating loss and interest carryforwards. This increase was partially offset by a decrease in non-deductible business expenses.

For the year ended January 3, 2021, the Company recorded an income tax benefit of $7.5 million on pre-tax loss of $79.4 million resulting in an effective tax rate of 9.4%. The effective tax rate for this period was significantly impacted by a non-deductible goodwill impairment charge and recognition of income tax benefits related to uncertain tax positions taken in prior years on discontinued operations. Excluding the impact of the non-deductible goodwill impairment charge and recognition of income tax benefits related to uncertain tax positions on discontinued operations, the effective tax rate was 14.1% for 2020 compared to 22.2% in 2019. The decrease in the effective tax rate, excluding the goodwill impairment charge and recognition of income tax benefits related to uncertain tax positions on discontinued operations, was primarily due to the favorable impacts of amending prior year tax returns, retroactive election of the GILTI High-tax Exclusion in the 2019 tax return and reduction in non-deductible employee compensation. This decrease was partially offset by the non-deductible SEC fine.

Segment Results
As discussed above, in fiscal year 2021 the Company determined that it has two operating and reportable segments – AMS and EAAA. Segment information presented below for fiscal years 2020 and 2019 have been restated to conform to the new reportable segment structure. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.

AMS Segment - Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the last three fiscal years:

	Fiscal Year			Percentage Change
	2021	2020	2019	2021 compared with 2020	2020 compared with 2019
	(in thousands)
AMS segment net sales	$651,216	$593,418	$757,112	9.7%	(21.6)%
AMS segment AOI(1)	85,014	89,097	120,921	(4.6)%	(26.3)%
(1) Includes allocation of corporate SG&A expenses. Excludes non-recurring items related to intangible asset impairment charges, restructuring, asset impairment, severance and other costs. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.
AMS segment net sales for 2021 compared with 2020
During 2021, net sales in AMS increased 9.7% versus 2020, comprised of higher sales volumes and higher prices. On a market segment basis, the AMS sales increase was most significant in non-corporate office market segments including healthcare (up 19.1%), retail (up 19.1%) and education (up 18.3%). Sales in the corporate office market increased 6.8% in 2021 compared to 2020. These increases were partially offset by decreases in the hospitality (down 38.3%) and public buildings (down 20%) market segments.
AMS segment net sales for 2020 compared with 2019
During 2020, net sales in AMS decreased 21.6% versus the comparable period in 2019. The AMS sales decrease in 2020 was due primarily to the impacts of COVID-19 and lower carpet tile sales volumes. On a market segment basis, the sales decrease in the Americas was most significant in the corporate office (down 33.8%), retail (down 34.8%), healthcare (down 15.2%) and education (down 8.3%) market segments, partially offset by increases in the residential living (up 23.8%) and public buildings (up 8.2%) market segments.
AMS AOI for 2021 compared with 2020
AOI in AMS decreased 4.6% during 2021 compared to 2020 primarily due to higher cost of sales as a result of inflationary pressures on raw materials, freight and labor costs driving an approximately 3.0% increase in cost of sales as a percentage of net sales compared to the prior year. The increase in cost of sales as a percentage of net sales was partially offset by productivity efficiencies during the year. AOI as a percentage of net sales for fiscal 2021 decreased to 13.1% compared to 15.0% in 2020 due to the global supply chain pressures discussed above.
AMS AOI for 2020 compared with 2019
AOI in AMS decreased 26.3% during 2020 compared to 2019 primarily due to the impacts of COVID-19 which resulted in lower sales volumes in 2020. The decrease in AOI was also partially due to costs related to the closure of the FLOR stores in 2020.
EAAA Segment - Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the last three fiscal years:

	Fiscal Year			Percentage Change
	2021	2020	2019	2021 compared with 2020	2020 compared with 2019
	(in thousands)
EAAA segment net sales	$549,182	$509,844	$585,917	7.7%	(13.0)%
EAAA segment AOI(1)	37,268	21,403	28,832	74.1%	(25.8)%
(1) Includes allocation of corporate SG&A expenses. Excludes non-recurring items related to goodwill and intangible asset impairment charges, purchase accounting amortization, restructuring, asset impairment, severance and other costs. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.

EAAA segment net sales for 2021 compared with 2020
During 2021, net sales in EAAA increased 7.7% versus 2020, comprised of higher sales volumes and higher prices. Currency fluctuations had an approximately $21.5 million (4.2%) positive impact on EAAA’s 2021 sales compared to 2020 due to the strengthening of the Euro, British Pound sterling, Australian dollar and the Chinese Renminbi against the U.S. dollar. On a market segment basis, the EAAA sales increase was most significant in non-corporate office market segments including retail (up 53.8%), public buildings (up 30.2%) and healthcare (up 19.0%). Sales in the corporate office market increased 2.4% in 2021 compared to 2020. These increases were partially offset by a decrease in the education (down 2.6%) market segment.
EAAA segment net sales for 2020 compared with 2019
During 2020, net sales in EAAA decreased 13.0% versus 2019, due primarily to the impacts of COVID-19 and lower carpet tile sales volumes. Currency fluctuations had an approximately $7.3 million (1.3%) positive impact on EAAA’s fiscal year 2020 sales compared with 2019, due primarily to the strengthening of the Euro and British Pound sterling against the U.S. dollar. On a market segment basis, the EAAA sales decrease was most significant in the hospitality (down 40.3%), corporate office (down 19.1%), public buildings (down 16.0%) and retail (down 12.9%) market segments.
EAAA AOI for 2021 compared with 2020
AOI in EAAA increased 74.1% during 2021 versus 2020. Currency fluctuations had an approximately $3.1 million (6.4%) positive impact on AOI for 2021. SG&A expenses as a percentage of net sales decreased to 23.0% in 2021 compared to 24.6% in 2020 due to savings from cost reduction initiatives implemented in the prior year. AOI as a percentage of net sales increased to 6.8% in 2021 compared to 4.2% in 2020, due primarily to higher sales as discussed above.
EAAA AOI for 2020 compared with 2019
AOI in EAAA decreased 25.8% during 2020 versus 2019, primarily due to the impacts of COVID-19 which resulted in lower sales volumes in 2020. Currency fluctuations had an approximately $0.9 million (1.4%) positive impact on AOI for 2020.

Liquidity and Capital Resources

General

In our business, we require cash and other liquid assets primarily to purchase raw materials and to pay other manufacturing costs, in addition to funding normal course SG&A expenses, anticipated capital expenditures, interest expense and potential special projects. We generate our cash and other liquidity requirements primarily from our operations and from borrowings or letters of credit under our Syndicated Credit Facility and Senior Notes discussed below. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months and we expect to generate sufficient cash to meet our long-term obligations.

Below is a summary of our material cash requirements for future periods:

		Payments Due by Period
	Total Payments Due	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$525,131	$15,002	$30,004	$180,125	$300,000
Operating and finance lease obligations	130,820	19,802	28,625	21,726	60,667
Expected interest payments	132,949	21,941	42,756	35,252	33,000
Purchase obligations	17,787	16,531	1,193	63	—
Pension cash obligations	33,917	5,970	5,973	6,211	15,763
Total	$840,604	$79,246	$108,551	$243,377	$409,430

Historically, we use more cash in the first half of the fiscal year, as we pay insurance premiums, taxes and incentive compensation and build up inventory in preparation for the holiday/vacation season of our international operations. As outlined in the table above, we have approximately $79.2 million in material contractual cash obligations due by the end of fiscal year 2022, which includes, among other things, scheduled debt repayments under the Syndicated Credit Facility, pension contributions, interest payments on our debt and lease commitments. Our long-term debt obligations include the contractually scheduled principal repayment of our term loan borrowings under the Syndicated Credit Facility, which matures in 2025, and $300 million on our Senior Notes due in 2028. Operating and finance lease obligations consist of undiscounted lease payments due over the term of the lease. Expected interest payments are those associated with borrowings under the Syndicated Credit Facility and Senior Notes consistent with our contractually scheduled principal repayments. Our purchase obligations are for non-cancellable agreements primarily for raw material purchases and capital expenditures. Our current and long-term pension obligations include contributions and expected benefit payments to be paid by the Company related to certain defined benefit pension plans and excludes the expected benefit payments for two of our funded foreign defined benefit plans as these obligations will be paid by the plans over the next ten years.

Based on current interest rates and debt levels, we expect our aggregate interest expense for 2022 to be between $27 million and $28 million. We estimate aggregate capital expenditures in 2022 to be approximately $30 million, although we are not committed to these amounts.

Liquidity

At January 2, 2022, we had $97.3 million in cash. Approximately $1.7 million of this cash was located in the U.S., and the remaining $95.6 million was located outside of the U.S. The cash located outside of the U.S. is indefinitely reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs, particularly for working capital needs and capital expenditure requirements in Europe, Asia, and Australia, support our assertion that a portion of our cash in foreign locations will be reinvested and remittance will be postponed indefinitely. Of the $95.6 million of cash in foreign jurisdictions, approximately $12.9 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for foreign withholding and U.S. state income taxes on these amounts in accordance with applicable accounting standards.

As of January 2, 2022, we had $225.1 million of borrowings outstanding under our Syndicated Credit Facility, of which $217.6 million were term loan borrowings and $7.5 million were revolving loan borrowings. Additionally, $1.6 million in letters of credit were outstanding under the Syndicated Credit Facility at the end of fiscal year 2021. As of January 2, 2022, we had additional borrowing capacity of $290.9 million under the Syndicated Credit Facility and $6.0 million of additional borrowing capacity under our other credit facilities in place at other non-U.S. subsidiaries.

On November 17, 2020, we issued $300 million aggregate principal amount of 5.50% Senior Notes due 2028 (the “Senior Notes”), which are discussed further below. As of January 2, 2022, we had $300.0 million of Senior Notes outstanding.

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

It is also important for you to consider that borrowings under our Syndicated Credit Facility comprise a substantial portion of our indebtedness, and that these borrowings are based on variable interest rates (as described below) that expose the Company to the risk that short-term interest rates may increase. During 2020, we entered into fixed rate Senior Notes (as described below) which reduced the amount of indebtedness subject to interest rate risk. In the fourth quarter of 2020, we terminated our interest rate swaps that were previously being used to fix a portion of our variable rate debt. For information regarding the current variable interest rates of these borrowings, the potential impact on our interest expense from hypothetical increases in short term interest rates, and the interest rate swap transaction, please see the discussion in Item 7A of this Report.

We are not a party to any material off-balance sheet arrangements.

Analysis of Cash Flows

The following table presents a summary of cash flows for fiscal years 2021, 2020 and 2019:

	Fiscal Year
	2021	2020	2019
	(in thousands)
Net cash provided by (used in):
Operating activities	$86,689	$119,070	$141,768
Investing activities	(28,071)	(61,689)	(74,222)
Financing activities	(60,858)	(42,715)	(66,677)
Effect of exchange rate changes on cash	(3,561)	7,086	(557)
Net change in cash and cash equivalents	(5,801)	21,752	312
Cash and cash equivalents at beginning of period	103,053	81,301	80,989
Cash and cash equivalents at end of period	$97,252	$103,053	$81,301

We ended 2021 with $97.3 million in cash, a decrease of $5.8 million during the year. The decrease was primarily due to the following:

•Cash provided by operating activities was $86.7 million for 2021, which represents a decrease of $32.4 million compared to 2020. The decrease was primarily due to a greater use of cash for working capital during 2021. Specifically, higher accounts receivable and inventories primarily attributable to increased customer demand in 2021 were partially offset by increases in accounts payable and accrued expenses that contributed positively to the change in working capital. Lower variable compensation payouts in 2021 related to 2020 performance had a positive impact on cash provided by operating activities, partially offsetting the decrease from changes in working capital.

•Cash used in investing activities was $28.1 million for 2021, which represents a decrease of $33.6 million from 2020. The decrease was primarily due to lower capital expenditures compared to 2020 as two major capital projects were substantially completed in the prior year.

•Cash used in financing activities was $60.9 million for 2021, which represents an increase of $18.1 million compared to 2020. In 2021, we repaid approximately $60 million in term loan borrowings which contributed to the increase in cash used in financing activities (compared with 2020, when repayments on term loan borrowings were largely funded with the proceeds from the issuance of the $300 million Senior Notes).

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

•Cash used in financing activities was $42.7 million for 2020, which represents a decrease of $24.0 million compared to 2019. Financing activities for 2020 include higher loan borrowings of $320.0 million primarily due to the issuance of $300 million of Senior Notes, offset by (1) higher repayments of revolving and term loan borrowings as the proceeds from the issuance of the Senior Notes were used to repay $290.7 million of outstanding term and revolving loan borrowings under the Syndicated Credit Facility, and (2) a decrease in dividends paid of $9.8 million.

We ended 2019 with $81.3 million in cash, an increase of $0.3 million during the year. The most significant uses of cash in 2019 were (1) repayments on our Syndicated Credit Facility of $111.7 million offset by borrowings of $90 million, (2) capital expenditures of $74.6 million, (3) $25.2 million to repurchase 1.6 million shares of the Company’s outstanding common stock, and (3) dividend payments of $15.4 million. These uses were offset by cash flow from operations of $141.8 million, primarily generated from (1) net income of $79.2 million, (2) $19.4 million for increases in accounts payable and accrued expenses, and (3) $2.6 million due to a decrease in inventories. These sources of cash were reduced by working capital uses of (1) $9.7 million due to increases in prepaid expenses, and (2) $0.9 million due to increases in accounts receivable.

We believe that our liquidity position will provide sufficient funds to meet our current commitments and other cash requirements for the foreseeable future.

Syndicated Credit Facility

In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our Syndicated Credit Facility (the “Facility”). At January 2, 2022, the Facility provided the Company and certain of its subsidiaries with a multicurrency revolving loan facility up to $300 million, as well as other U.S. denominated and multicurrency term loans. Material terms under the Facility are discussed below. For additional information please see Note 9 entitled “Long-Term Debt” in Item 8 of this Report.

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

LIBOR Transition

The U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. This announcement indicated that the continuation of LIBOR on the current basis was not guaranteed after 2021, and LIBOR may be discontinued or modified. Additionally, certain U.S. dollar LIBOR rates will be discontinued by June 2023. The Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. We have exposure to LIBOR-based financial instruments under the Facility, which has variable (or floating) interest rates based on LIBOR. The Facility allows for the use of an alternative benchmark rate if LIBOR is no longer available.

On December 9, 2021, we entered into the fourth amendment to the Facility to replace the LIBOR interest rate benchmark applicable to loans and other extensions of credit under the Facility denominated in British Pounds sterling and Euros with specified successor benchmark rates, to amend certain provisions related to the implementation, use and administration of successor benchmark rates, and to set forth certain borrowing requirements in the event LIBOR and other successor rates become unavailable.

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

 As of January 2, 2022, we had outstanding $217.6 million of term loan borrowing and $7.5 million of revolving loan borrowings under the Facility, and had $1.6 million in letters of credit outstanding under the Facility. As of January 2, 2022, the weighted average interest rate on borrowings outstanding under the Facility was 1.91%.

Under the Facility, we are required to make quarterly amortization payments of the term loan borrowings. The amortization payments are due on the last day of the calendar quarter.

We are currently in compliance with all covenants under the Facility and anticipate that we will remain in compliance with the covenants for the foreseeable future.

In the fourth quarter of 2020, we terminated our interest rate swaps and paid approximately $13 million to terminate the swap agreements. For additional information on interest rates, please see Item 7A and Note 9 entitled “Long-Term Debt” in Item 8 of this Report.

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

The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its existing Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $594 million for fiscal year 2021 and $548 million for fiscal year 2020. Total indebtedness of the non-guarantor subsidiaries was approximately $45 million as of January 2, 2022, and $88 million as of January 3, 2021. The Senior Notes can be redeemed on or after December 1, 2023, at specified redemption prices. See Note 9 entitled “Long-Term Debt” in Item 8 of this report for additional information.
Forward-Looking Statement on Impact of COVID-19

While we are aggressively managing our response to the COVID-19 pandemic, its impacts on our full fiscal year 2022 results and beyond are uncertain. We believe the most significant elements of uncertainty are (1) the intensity and duration of the impact on construction, renovation, and remodeling; (2) corporate, government, and consumer spending levels and sentiment; (3) the ability of our sales channels, supply chain, manufacturing, and distribution partners to continue operating through disruptions; and (4) the severity of global supply chain disruptions and their effects on inflation, labor shortages, raw material shortages, and other factors that disrupt our supply chain and manufacturing facilities. Any or all of these factors could negatively impact our financial position, results of operations, cash flows, and outlook. As the impact of the COVID-19 pandemic continues to affect companies with global operations, specifically as it relates to the global supply chain, we anticipate that, at a minimum, our business and results in the first half of 2022 will continue to be affected, and the timeline and pace of recovery is uncertain.

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

Critical Accounting Policies and Estimates

The policies and estimates discussed below are considered by management to be critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimations about the effects of matters that are inherently uncertain. Specific risks for these critical accounting policies are described in the following paragraphs. For all of these policies, management cautions that future events may not develop as forecasted, and the best estimates routinely require adjustment.

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. Management’s judgement in estimating the undiscounted cash flows based on market conditions and trends, and other industry specific metrics used in determining the fair value is subject to uncertainty. If actual market value is less favorable than that estimated by management, additional write-downs may be required.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of January 2, 2022, and January 3, 2021, we had state net operating loss carryforwards of $153.0 million and $142.7 million, respectively. Certain of these state net operating loss carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2021 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

Goodwill. Prior to the adoption of Accounting Standards Update (“ASU”) 2017-04 “Intangibles-Goodwill and Other”, we tested goodwill for impairment at least annually using a two-step approach. In the first step of this approach, we prepared valuations of reporting units, using both a market comparable approach and an income approach, and those valuations were compared with the respective book values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and expected future performance was considered. If impairment was indicated in this first step of the test, a step two valuation approach was performed. The step two valuation approach compared the implied fair value of goodwill to the book value of goodwill. The implied fair value of goodwill was determined by allocating the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit, including both recognized and unrecognized intangible assets, in the same manner as goodwill is determined in a business combination under applicable accounting standards. After completion of this step two test, a loss was recognized for the difference, if any, between the fair value of the goodwill associated with the reporting unit and the book value of that goodwill.

 On December 30, 2019, the Company adopted ASU 2017-04, “Intangibles - Goodwill and Other,” that provides for the elimination of Step 2 from the goodwill impairment test described above. Under the new guidance, impairment charges are recognized to the extent the carrying amount of a reporting unit exceeds its fair value with certain limitations.

In accordance with applicable accounting standards, the Company tests goodwill for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management’s assessment of whether a triggering event has occurred and the development of any forecasts to be used in the fair value determination are subject to judgement. During the fourth quarters of 2021, 2020 and 2019, we performed the annual goodwill impairment test. We perform this test at the reporting unit level. For our reporting units which carried a goodwill balance as of January 2, 2022, no impairment of goodwill was indicated. As of January 2, 2022, if our estimates of the fair value of our reporting units were 10% lower, we believe no additional goodwill impairment would have existed. However, the full extent of the future impact of COVID-19 on the Company’s operations is uncertain, and a prolonged COVID-19 pandemic could result in additional impairment of goodwill. If the actual fair value of the goodwill is determined to be less than that estimated, an additional write-down may be required.

Inventories. We determine the value of inventories using the lower of cost or net realizable value. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

Management’s judgement in estimating our reserves for inventory obsolescence is based on continuous examination of our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change and we could experience additional inventory write-downs in the future. Our inventory reserve on January 2, 2022 and January 3, 2021, was $27.1 million and $35.0 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2021 net income would be higher or lower by approximately $2.1 million, on an after-tax basis.

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

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(47.1)
1% decrease in actuarial assumption for discount rate	60.2

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(3.0)
1% decrease in actuarial assumption for discount rate	3.6

Allowances for Expected Credit Losses. We maintain allowances for expected credit losses resulting from the inability of customers to make required payments. Estimating the amount of future expected losses requires us to consider historical losses from our customers, as well as current market conditions and future forecasts of our customers’ ability to make payments for goods and services. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for expected credit losses on January 2, 2022 and January 3, 2021, was $5.0 million and $6.6 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2021 net income would be higher or lower by approximately $0.4 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. Similar limited warranties are provided on certain attributes of our rubber and LVT products, typically for a period of 5 to 15 years. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and future expectations and periodically adjust these provisions to reflect changes in actual experience. Our warranty and sales allowance reserve on January 2, 2022 and January 3, 2021, was $2.7 million and $3.2 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2021 net income would be higher or lower by approximately $0.2 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

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

We have employed derivative financial instruments as risk management tools and not for speculative or trading purposes. We monitor the use of derivative financial instruments through objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. We have established strict counter-party credit guidelines and enter into transactions only with financial institutions with a rating of investment grade or better. As a result, we consider the risk of counter-party default to be minimal. There were no active derivative instruments as of January 2, 2022.

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

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Northern Ireland, the Netherlands, Germany, China, Thailand and Australia, and sell our products in more than 100 countries. As a result, our financial results have been, and could be, significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the Euro, British Pound sterling, Canadian dollar, Australian dollar and Chinese Renminbi. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. To mitigate the impact of fluctuations in foreign currency exchange rates, we may enter into derivative transactions from time to time, such as forward contracts and foreign currency options. There were no active foreign currency derivative instruments as of January 2, 2022.

During 2021, we recognized a $40.1 million increase in our accumulated other comprehensive loss – foreign currency translation adjustment account compared with January 3, 2021, because of the strengthening of the Euro, British Pound sterling, Australian dollar, and Chinese Renminbi against the U.S. dollar in 2021.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at January 2, 2022. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

As discussed above, our Syndicated Credit Facility is comprised of a combination of term loan and revolving loan borrowings. The following table summarizes our market risks associated with our variable rate debt obligations under the Syndicated Credit Facility and fixed rate Senior Notes debt as of January 2, 2022. For debt obligations, the table presents principal cash flows by year of maturity.

Rate-Sensitive Liabilities	2022	2023	2024	2025	Thereafter	Total	Fair Value
	(in thousands)
Long-term Debt:
Variable Rate	$15,002	$15,002	$15,002	$180,125	$—	$225,131	$225,131
Fixed Rate	—	—	—	—	300,000	300,000	315,039

Our weighted average interest rate for our outstanding borrowings under the Syndicated Credit Facility as of January 2, 2022 and January 3, 2021 was 1.91% and 1.89%, respectively.

An increase in our effective interest rate of 1% on our variable rate debt would increase annual interest expense by approximately $2.3 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should continue to manage such exposures through any future interest rate swap transactions. The carrying value of the Company’s borrowings under our Syndicated Credit Facility approximates fair value as the Facility bears variable interest rates that are similar to existing market rates. Based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $10.8 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $6.0 million.

Foreign Currency Exchange Rate Risk

As of January 2, 2022, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of approximately $11.3 million or an increase in the fair value of our financial instruments of approximately $13.8 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	FISCAL YEAR
	2021	2020	2019
Net sales	$1,200,398	$1,103,262	$1,343,029
Cost of sales	767,665	692,688	810,062
Gross profit on sales	432,733	410,574	532,967

Selling, general and administrative expenses	324,315	333,229	389,117
Restructuring, asset impairment and other charges	3,621	(4,626)	12,947
Goodwill and intangible asset impairment charge	—	121,258	—

Operating income (loss)	104,797	(39,287)	130,903

Interest expense	29,681	29,244	25,656
Other expense, net	2,483	10,889	3,431

Income (loss) before income tax expense	72,633	(79,420)	101,816
Income tax expense (benefit)	17,399	(7,491)	22,616

Net income (loss)	$55,234	$(71,929)	$79,200

Earnings (loss) per share – basic	$0.94	$(1.23)	$1.34
Earnings (loss) per share – diluted	$0.94	$(1.23)	$1.34

Common shares outstanding – basic	58,971	58,547	58,943
Common shares outstanding – diluted	58,971	58,547	58,948

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	FISCAL YEAR
	2021	2020	2019
Net income (loss)	$55,234	$(71,929)	$79,200
Other comprehensive income (loss), after tax:
Foreign currency translation adjustment	(40,110)	52,808	(11,652)
Cash flow hedge gain (loss)	3,468	(2,027)	(5,489)
Pension liability adjustment	15,400	(12,588)	(13,090)
Other comprehensive income (loss)	(21,242)	38,193	(30,231)

Comprehensive income (loss)	$33,992	$(33,736)	$48,969

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	END OF FISCAL YEAR
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$97,252	$103,053
Accounts receivable, net	171,676	139,869
Inventories, net	265,092	228,725
Prepaid expenses and other current assets	38,320	23,747
Total current assets	572,340	495,394
Property, plant and equipment, net	329,801	359,036
Operating lease right-of-use assets	90,561	98,013
Deferred tax asset	23,994	18,175
Goodwill and intangibles, net	223,204	253,536
Other assets	90,157	81,857

Total assets	$1,330,057	$1,306,011

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,924	$58,687
Accrued expenses	146,298	105,739
Current portion of operating lease liabilities	14,588	13,555
Current portion of long-term debt	15,002	15,319
Total current liabilities	261,812	193,300
Long-term debt	503,056	561,251
Operating lease liabilities	77,905	86,468
Deferred income taxes	36,723	34,307
Other long-term liabilities	87,163	104,147

Total liabilities	966,659	979,473

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at January 2, 2022 and January 3, 2021	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 59,055 and 58,664 shares issued and outstanding at January 2, 2022 and January 3, 2021, respectively	5,905	5,865
Additional paid-in capital	253,110	247,920
Retained earnings	261,434	208,562
Accumulated other comprehensive loss – foreign currency translation	(100,441)	(60,331)
Accumulated other comprehensive loss – cash flow hedge	(2,722)	(6,190)
Accumulated other comprehensive loss – pension liability	(53,888)	(69,288)

Total shareholders’ equity	363,398	326,538

Total liabilities and shareholders’ equity	$1,330,057	$1,306,011

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FISCAL YEAR
	2021	2020	2019
OPERATING ACTIVITIES:
Net income (loss)	$55,234	$(71,929)	$79,200
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	46,345	45,920	44,932
Stock compensation amortization expense (benefit)	5,467	(502)	8,691
Loss on disposal of fixed assets	4,427	4,996	—
Bad debt expense	(263)	3,843	1,206
Deferred income taxes and other	(16,379)	(20,794)	(9,497)
Amortization of acquired intangible assets	5,636	5,457	5,903
Goodwill and intangible asset impairment	—	121,258	—
Working capital changes:
Accounts receivable	(36,096)	40,090	(930)
Inventories	(47,074)	38,667	2,573
Prepaid expenses and other current assets	(4,800)	12,967	(9,691)
Accounts payable and accrued expenses	74,192	(60,903)	19,381
Cash provided by operating activities	86,689	119,070	141,768

INVESTING ACTIVITIES:
Capital expenditures	(28,071)	(62,949)	(74,647)
Other	—	1,260	425
Cash used in investing activities	(28,071)	(61,689)	(74,222)

FINANCING ACTIVITIES:
Revolving loan borrowing	76,000	110,000	90,000
Revolving loan repayments	(71,500)	(131,024)	(87,664)
Term loan repayments	(60,485)	(304,425)	(24,028)
Proceeds from issuance of Senior Notes due 2028	—	300,000	—
Repurchase of common stock	—	—	(25,154)
Dividends paid	(2,362)	(5,565)	(15,358)
Tax withholding payments for share-based compensation	(193)	(1,511)	(3,278)
Debt issuance costs	(36)	(7,896)	—
Payments for debt extinguishment costs	—	(660)	—
Proceeds from issuance of common stock	—	93	60
Finance lease payments	(2,282)	(1,727)	(1,255)
Cash used in financing activities	(60,858)	(42,715)	(66,677)

Net cash provided by (used in) operating, investing and financing activities	(2,240)	14,666	869
Effect of exchange rate changes on cash	(3,561)	7,086	(557)

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	(5,801)	21,752	312
Balance, beginning of year	103,053	81,301	80,989

Balance, end of year	$97,252	$103,053	$81,301

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Interface is a global flooring company specializing in carbon neutral carpet tile and resilient flooring, including luxury vinyl tile (“LVT”), vinyl sheet, and nora® rubber flooring. The Company manufactures modular carpet focusing on the high quality, designer-oriented sector of the market, sources resilient flooring including LVT from third parties and focuses on the same sector of the market, and provides specialized carpet replacement, installation and maintenance services. The Company also manufactures and sells resilient rubber flooring.

In the first quarter of 2021, the Company largely completed its integration of the nora acquisition, and integration of its European and Asia-Pacific commercial areas, and determined that it has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment is unchanged from prior year and continues to include the United States, Canada and Latin America geographic areas. See Note 20 entitled “Segment Information” for additional information.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All of our subsidiaries are wholly-owned, and we are not a party to any joint venture, partnership or other variable interest entity that would potentially qualify for consolidation. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples include provisions for returns, bad debts, product claims reserves, rebates, inventory obsolescence and the length of product life cycles, accruals associated with restructuring activities, income tax exposures and valuation allowances, environmental liabilities, and the carrying value of goodwill and property, plant and equipment. Actual results could vary from these estimates.

Risks and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and many companies have experienced disruptions in their operations. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that, except for the impact to our gross margins and our global supply chain in 2021, the 2020 goodwill and intangible asset impairment discussed in Note 12 entitled “Goodwill and Intangible Assets,” the decline in 2020 revenue, and its consequent impacts on production volume, operating income, net income, cash flows, and order rates, there were no other material adverse impacts on the Company’s results of operations and financial position at January 2, 2022. The Company’s Syndicated Credit Facility has various financial and other covenants including, but not limited to, a covenant to not exceed a maximum net debt to EBITDA ratio, as defined by the credit facility agreement. On July 15, 2020, November 17, 2020, and December 9, 2021, the Company amended its Syndicated Credit Facility; see Note 9 entitled “Long-Term Debt” for additional information. The full extent of the future impact of COVID-19 on the Company’s operations is uncertain. A prolonged COVID-19 pandemic may continue to have a material adverse impact on our operations, financial condition, and supply chains. It may negatively impact our ability to collect outstanding receivables, manage inventory, and service customers. The impact of COVID-19 could result in additional impairment losses related to goodwill, intangible assets, and property, plant and equipment.

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

COVID-19 Impact

We continue to monitor our operations and have implemented various programs to mitigate the effects of COVID-19 on our business including reductions in employee headcount, labor costs, marketing expenses, consulting spend, travel costs, capital expenditures, and other cost reduction or avoidance initiatives. Government grants and payroll protection programs have been available globally to provide assistance to companies impacted by the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in the United States (see Note 17 entitled “Income Taxes” for additional information) and a payroll protection program enacted in the Netherlands (the “NOW Program”) have provided benefits related to payroll costs either as reimbursements, lower payroll tax rates or deferral of payroll tax payments. The NOW Program has provided eligible companies with reimbursement of labor costs as an incentive to retain employees on the payroll.

During fiscal year 2020, the Company received reimbursements under the NOW program and recognized a reduction in payroll costs of approximately $7.3 million, which were recorded as a $6.1 million reduction of selling, general and administrative expenses and a $1.2 million reduction of cost of sales in the consolidated statements of operations. We applied a grant analogy method to recognize the reimbursements under the NOW program as the Company believes it is probable that the benefits received will not be repaid.

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

Revenue Recognized from Contracts with Customers

Contracts with customers typically take the form of invoices for purchase of materials from the Company. Customer payment terms vary by region and are typically less than 60 days. The performance obligation is the delivery of these materials to the customer’s control. During 2021, 2020 and 2019, approximately 98% of the Company’s total revenue was produced from the sale of carpet, resilient flooring, rubber flooring, and related products (TacTiles installation materials, etc.) and the revenue from sales of these products is recognized upon shipment, or in certain cases, upon delivery to the customer.  The transaction price for these sales is readily identifiable. The remaining revenue for 2021, 2020 and 2019 of 2% was generated from the installation of carpet and other flooring-related material.

The remaining revenue generated by the Company is for contracts to sell and install carpet and related products at customer locations. For projects underway, the Company recognized installation revenue over time based on a project cost input method as the customer simultaneously received and consumed the benefit of the services. The installation of the carpet and related products is a separate performance obligation from the sale of carpet. The majority of these projects are completed within five days of the start of installation. The transaction price for these sale and installation contracts is readily determinable between flooring material and installation services and is specifically identified in the contract with the customer.

The Company has utilized the portfolio approach to its contracts with customers, as its contracts with customers have similar characteristics, and it is reasonable to expect that the effects from applying this approach are not materially different from applying the accounting standard to individual contracts.

The Company does not have any other significant revenue streams outside of these sales of flooring material, and the sale and installation of flooring material, as described above.

The Company does not record taxes collected from customers and remitted to governmental authorities within revenues. The Company records such taxes collected as a liability on our consolidated balance sheets.

Performance Obligations

As noted above, the Company primarily generates revenue through the sale of flooring material to end users either upon shipment or upon arrival of the product at its destination. In these instances, there typically is no other obligation to the customers other than the delivery of flooring material with the exception of warranty. The Company does offer a warranty to its customers which guarantees certain on-floor performance characteristics and warrants against manufacturing defects. The warranty is not a service warranty, and there is no ability to separate the warranty obligation from the sale of the flooring or purchase them separately. The Company’s incidence of warranty claims is extremely low, with less than 0.5% of revenue in claims on an annual basis for the last three fiscal years.  Given the nature of the warranty as well as the financial impact, the Company has determined that there is no need to identify this warranty as a separate performance obligation, and the Company accounts for warranty on an accrual basis.

For the Company’s installation business, the sales of carpet and other flooring materials and installation services are separate deliverables which under the revenue recognition requirements should be characterized as separate performance obligations. The nature of the installation projects is such that the vast majority – an amount in excess of 85% of these installation projects – are completed in less than five days. The Company’s largest installation customers are retail, education and corporate customers, and these are on a project-by-project basis and are short-term installations. The Company has evaluated these projects at the end of each reporting period and recorded revenue in accordance with the accounting standards for projects which were underway as of the end of 2021, 2020 and 2019.

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

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative (“SG&A”) expenses and cost of sales in the consolidated statements of operations. Research and development expense was $19.3 million, $18.6 million, and $17.8 million for the years 2021, 2020 and 2019, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. Significant concentrations of credit risk may arise from the Company’s cash maintained at various banks, as from time to time cash balances may exceed the FDIC limits. The Company did not hold any significant amounts of cash equivalents and short-term investments at January 2, 2022 and January 3, 2021.

Cash payments for interest amounted to approximately $22.9 million, $32.0 million, and $22.7 million for the years 2021, 2020 and 2019, respectively. 2020 includes cash payments of $12.5 million to terminate the Company’s interest rate swap liabilities. Income tax payments amounted to approximately $23.1 million, $19.3 million and $34.8 million for the years 2021, 2020 and 2019, respectively. During the years 2021, 2020 and 2019, the Company received income tax refunds of $5.4 million, $7.5 million and $1.9 million, respectively.

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

Management estimates its reserves for inventory obsolescence by continuously examining its inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for the Company’s products, and current economic conditions. While management believes that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences will continue to change, and the Company could experience additional inventory write-downs in the future.

Rebates

The Company has agreements to receive cash consideration from certain of its vendors, including rebates and cooperative marketing reimbursements. The amounts received from its vendors are generally presumed to be a reduction of the prices the Company pays for their products and, therefore, such amounts are reflected as either a reduction of cost of sales in the accompanying consolidated statements of operations, or, if the inventory is still on hand at the reporting date, it is reflected as a reduction of “Inventories” on the accompanying consolidated balance sheets. Vendor rebates are typically dependent upon reaching minimum purchase thresholds. The Company evaluates the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated and receipt becomes probable, the Company records a portion of the rebate as the Company makes progress towards the purchase threshold.

When the Company receives direct reimbursements for costs incurred in marketing the vendor’s product or service, the amount received is recorded as an offset to SG&A expenses in the accompanying consolidated statements of operations.

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
The Company made an accounting policy election to exclude leases with an initial term of 12 months or less from the calculation of the right-of-use asset and lease liability recorded on the consolidated balance sheets. These leases primarily represent month-to-month operating leases for office equipment where we were reasonably certain that we would not elect an option to extend the lease. The Company also made an accounting policy election not to separate lease and non-lease components for all asset classes and accounts for the lease payments as a single component.

Property and Equipment and Long-Lived Assets

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs on qualifying expenditures of approximately $0.5 million, $1.9 million, and $2.1 million for the fiscal years 2021, 2020 and 2019, respectively. Depreciation expense amounted to approximately $41.9 million, $42.4 million, and $41.5 million for the years 2021, 2020 and 2019 respectively.

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

Goodwill and Intangible Assets

In accordance with applicable accounting standards, the Company tests goodwill for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarters of 2021, 2020 and 2019, the Company performed the annual goodwill impairment test. In addition, during the first quarter of 2020—primarily due to anticipated impacts of the COVID-19 pandemic—the Company determined that there were indicators of impairment, and the Company proceeded with a goodwill impairment test as of the end of the first quarter. The Company tests goodwill at the reporting unit level, which is one level below the operating segment level. In performing the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. See Note 12 entitled “Goodwill and Intangible Assets” for additional information.

Trademark and tradename intangible assets acquired in connection with the nora acquisition are not subject to amortization, but are tested for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. During the first quarter of 2020—primarily due to anticipated impacts of the COVID-19 pandemic—the Company determined that there were indicators of impairment, and the Company proceeded with an impairment test as of the end of the first quarter. The Company prepared valuations of the intangible assets using the present value of cash flows under the relief from royalty method, which were compared to the carrying value of intangible assets to determine whether any impairment existed. See Note 12 entitled “Goodwill and Intangible Assets” for additional information.

The Company’s other intangible assets consist of developed technology that is amortized on a straight-line basis over the estimated useful life of 7 years.

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

The Company records a provision related to warranty costs based on historical experience and future expectations and periodically adjusts these provisions to reflect changes in actual experience. Warranty and sales allowance reserves amounted to $2.7 million and $3.2 million as of January 2, 2022 and January 3, 2021, respectively, and are included in “Accrued Expenses” in the accompanying consolidated balance sheets.

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

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated at average exchange rates for the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture of a foreign subsidiary, the related foreign currency translation results are reclassified from equity to income. Foreign exchange translation gains (losses) were $(40.1) million, $52.8 million, and $(11.7) million for the years 2021, 2020 and 2019, respectively.

Earnings per Share

Basic earnings per share is computed based on the average number of common shares outstanding, including participating securities. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding stock options, calculated using the treasury stock method. See Note 15 entitled “Earnings Per Share” for additional information.

Stock-Based Compensation

The Company has stock-based employee compensation plans, which are described more fully in Note 14 entitled “Shareholders' Equity.”

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. However, there were no stock options granted in 2021, 2020 or 2019.

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

Reclassifications

In the first quarter of 2021, the Company determined that it has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment is unchanged from prior year and continues to include the United States, Canada and Latin America geographic areas. Segment disclosures for 2020 and 2019 have been restated to conform to the current reportable segment structure. See Note 20 entitled “Segment Information” for additional information.

In 2020, the Company made certain classification and presentation changes related to customer service and other costs. Previously, these costs were presented as a component of cost of sales. Beginning in 2020, these costs are presented as a component of SG&A expense. The Company determined that this change better reflects how management views and operates the business. Reclassifications of the comparative prior year 2019 amounts as reported in the Company’s Annual Report on Form 10-K for the year ended December 29, 2019 have been made to conform to the current presentation as follows:

	Fiscal Year 2019
Statement of Operations Line Item	As Reported	Reclassification	As Reclassified
	(in thousands)
Cost of sales	$817,575	$(7,513)	$810,062
Selling, general and administrative expenses	381,604	7,513	389,117
Total	$1,199,179	$—	$1,199,179

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2021,” “2020,” and “2019,” mean the fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019, respectively. Fiscal year 2021 is comprised of 52 weeks, 2020 is comprised of 53 weeks, and 2019 is comprised of 52 weeks.

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

In November 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance.” The amendments in this update require annual disclosure of transactions with a government that provides assistance to an entity that is accounted for by applying a grant or contribution model by analogy. Required disclosures include the nature of the transaction and the accounting policy applied to account for the transaction, the financial statement line items affected by the transaction and significant terms and conditions. The amendments are effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The Company adopted this ASU on January 2, 2022 and applied the disclosures retrospectively to transactions reflected in its financial statements at adoption, as permitted by the ASU. See Note 1 entitled “Summary of Significant Accounting Policies” of this Form 10-K for required information as it pertains to government assistance received during the COVID-19 pandemic under the NOW program enacted in the Netherlands.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This standard addresses the risks from the discontinuation of the London Interbank Offered Rate (LIBOR) and provides optional expedients and exceptions to contracts, hedging relationships and other transactions that reference LIBOR if certain criteria are met. This new guidance is effective and may be applied beginning March 12, 2020 through December 31, 2022. As discussed in Note 9 entitled “Long-Term Debt”: the Company adopted this ASU on December 9, 2021 in connection with the fourth amendment to the Syndicated Credit Facility, which among other things, provided amendments to replace the LIBOR interest rate benchmark applicable to loans with specified successor benchmark rates. The adoption of this ASU did not have a material impact on our consolidated financial statements.

NOTE 3 – REVENUE RECOGNITION

Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue for 2021, 2020 and 2019. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material in 2021, 2020 and 2019.

Disaggregation of Revenue

For fiscal years 2021, 2020 and 2019, revenue from the Company’s customers is broken down by geography as follows:

	Fiscal Year
Geography	2021	2020	2019
Americas	54.3%	53.8%	56.4%
Europe	31.7%	31.8%	29.3%
Asia-Pacific	14.0%	14.4%	14.3%

Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 20 entitled “Segment Information” for additional information.

NOTE 4 – RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for expected credit losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 2, 2022 and January 3, 2021, the allowance for expected credit losses amounted to $5.0 million and $6.6 million, respectively, for all accounts receivable of the Company.

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

The following table presents the carrying values and estimated fair values, including the level within the fair value hierarchy, of certain financial instruments:

	January 2, 2022			January 3, 2021
	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
	(in thousands)
Assets:
Company-owned life insurance	$22,378	$—	$22,378	$22,048	$22,048
Deferred compensation investments	35,578	15,557	20,021	33,939	33,939

Liabilities:
Borrowings under Syndicated Credit Facility(1)	$225,131	$—	$225,131	$285,215	$285,215
5.50% Senior Notes due 2028(1)	300,000	—	315,039	300,000	315,999

(1) Carrying values exclude unamortized debt issuance costs and include amounts presented as current liabilities on the consolidated balance sheets.

Company-Owned Life Insurance

The fair value of Company-owned life insurance is measured on a readily determinable cash surrender value on a recurring basis. Company-owned life insurance is recorded at fair value within other assets in the consolidated balance sheets.

Deferred Compensation Investments

Assets associated with the Company’s non-qualified savings plans are held in a rabbi trust and consist of investments in mutual funds and insurance contracts. The fair value of the mutual funds is derived from quoted prices in active markets. The fair value of the insurance contracts is based on observable inputs related to the performance measurement funds that shadow the deferral investment allocations made by participants in the non-qualified savings plans. These investments are recorded at fair value within other assets in the consolidated balance sheets. See Note 19 entitled “Employee Benefit Plans” for additional information on the Company’s non-qualified savings plans.

Syndicated Credit Facility and Senior Notes

The Company’s liabilities for borrowings under the Syndicated Credit Facility (the “Facility”) and 5.50% Senior Notes due 2028 (the “Senior Notes”) are not recorded at fair value in the consolidated balance sheets. The carrying value of borrowings under the Facility approximates fair value as the Facility bears variable interest rates that are similar to existing market rates. The fair value of the Senior Notes is derived using quoted prices for similar instruments.

Other Assets and Liabilities

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. See Note 19 entitled “Employee Benefit Plans” for additional information on defined benefit plan assets.

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	End of Fiscal Year
	2021	2020
	(in thousands)
Finished goods	$182,896	$152,836
Work-in-process	15,185	17,109
Raw materials	67,011	58,780
Inventories, net	$265,092	$228,725

Reserves for inventory obsolescence amounted to $27.1 million and $35.0 million as of January 2, 2022 and January 3, 2021, respectively, and have been netted against amounts presented above.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	End of Fiscal Year
	2021	2020
	(in thousands)
Land	$17,237	$18,348
Buildings and improvements	176,980	176,702
Equipment and furniture (1)	642,390	657,796

	836,607	852,846
Accumulated depreciation and amortization (2)	(506,806)	(493,810)

Property, plant and equipment, net	$329,801	$359,036

(1) Includes $14.8 million and $9.9 million of leased equipment for 2021 and 2020, respectively.
(2) Includes $8.3 million and $3.8 million of accumulated amortization on leased equipment for 2021 and 2020, respectively.

As of January 2, 2022 and January 3, 2021, construction-in-progress was approximately $44.6 million and $43.0 million, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	End of Fiscal Year
	2021	2020
	(in thousands)
Compensation	$96,802	$79,306
Interest	1,577	2,507
Restructuring	2,354	1,064
Taxes	25,295	2,073
Accrued purchases	5,588	5,916
Warranty and sales allowances	2,702	3,248
Other	11,980	11,625
Accrued Expenses	$146,298	$105,739

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following:

	January 2, 2022		January 3, 2021
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$7,500	4.00%	$3,000	4.00%
Term loan borrowings	217,631	1.84%	282,215	1.87%
Total borrowings under Syndicated Credit Facility	225,131	1.91%	285,215	1.89%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	525,131		585,215
Less: Unamortized debt issuance costs	(7,073)		(8,645)

Total debt, net	518,058		576,570
Less: Current portion of long-term debt	(15,002)		(15,319)

Total long-term debt, net	$503,056		$561,251

(1) Represents the stated rate of interest, without the effect of debt issuance costs or interest rate swaps.

Syndicated Credit Facility

The Company’s Syndicated Credit Facility (the “Facility”) provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving credit facility. At January 2, 2022, the Facility provided to the Company and certain of its subsidiaries a multicurrency revolving loan facility up to $300.0 million, as well as other U.S. denominated and multicurrency term loans. At January 2, 2022, the Company had available borrowing capacity of $290.9 million under the revolving loan facility.

Amendments

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

On December 9, 2021, the Company entered into a fourth amendment to its Facility. The fourth amendment provided for, among other changes, the following amendments to the Facility, which became effective on December 16, 2021:

•amendments to replace the LIBOR interest rate benchmark applicable to loans and other extensions of credit under the Facility denominated in British Pounds sterling and Euros with specified successor benchmark rates;
•the amendment of certain provisions related to the implementation, use and administration of successor benchmark rates and to set forth certain borrowing requirements; and
•amendments to provide for the case where any interest rate benchmark in the future ceases to be available.

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

As of both January 2, 2022 and January 3, 2021, the Company had $1.6 million in letters of credit outstanding under the Facility.

Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings. The amortization payments are due on the last day of the calendar quarter.

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

Other Lines of Credit

Subsidiaries of the Company have an aggregate of the equivalent of $6.0 million of other lines of credit available at interest rates ranging from 3.5% to 6.0%. As of January 2, 2022 and January 3, 2021, there were no borrowings outstanding under these lines of credit.

Borrowing Costs

Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. These fees are amortized straight-line, which approximates the effective interest method, and over the life of the outstanding borrowing the debt balance will increase by the same amount as the fees that are amortized. As of January 2, 2022 and January 3, 2021, the unamortized debt issuance costs recorded as a reduction of long-term debt were $7.1 million and $8.6 million, respectively. Expenses related to such costs for the years 2021, 2020 and 2019 amounted to $1.6 million, $1.7 million, and $1.8 million, respectively.

Other deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of revolving debt, net of accumulated amortization, were $1.6 million and $2.0 million, as of January 2, 2022 and January 3, 2021, respectively. These amounts are included in other long term assets in the Company’s consolidated balance sheets. The Company amortizes these costs over the life of the related debt. Expenses related to such costs for the years 2021, 2020 and 2019 amounted to $0.4 million, $0.4 million, and $0.4 million, respectively.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2021 are as follows:

Fiscal Year	Amount
(in thousands)
2022	$15,002
2023	15,002
2024	15,002
2025	180,125
2026	—
Thereafter	300,000
Total Debt	$525,131
Total long-term debt in the consolidated balance sheet includes a reduction for unamortized debt issuance costs of $7.1 million which are excluded from the maturities table above.

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

Cash Flow Interest Rate Swaps

The Company reports the changes in fair value of derivatives designated as hedging instruments as a component of other comprehensive income (or other comprehensive loss). In the fourth quarter of 2020, the Company terminated its designated interest rate swap transactions with a total notional value of $250 million. Hedge accounting was also discontinued at that time. The termination resulted in a loss of $3.9 million recorded in interest expense in the consolidated statements of operations in 2020 as it was probable that a portion of the original forecasted transactions related to the portion of the hedged debt that was repaid will not occur by the end of the originally specified time period. As of January 2, 2022 and January 3, 2021, the remaining accumulated other comprehensive loss associated with the terminated interest rate swaps was $3.8 million and $8.7 million, respectively, and will be amortized to earnings over the remaining term of the interest rate swaps prior to termination. We expect that approximately $2.8 million, before tax, related to the terminated interest rate swaps will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.

Forward Contracts

The Company, from time to time, is party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas. The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales. The Company is meeting its objective by hedging the risk of changes in its cash flows (intercompany payments for inventory) attributable to changes in the U.S. dollar/Euro exchange rate (the “hedged risk”). Changes in fair value attributable to components other than exchange rates are excluded from the assessment of effectiveness and amortized to earnings on a straight-line basis. Changes in fair value related to the effective portion of these contracts are reflected as a component of other comprehensive income (or other comprehensive loss). As of January 2, 2022 and January 3, 2021, there were no active forward currency contracts.

Derivative Transactions Not Designated as Hedging Instruments

Our EAAA segment, from time to time, purchases foreign currency options to economically hedge inventory purchases denominated in foreign currencies other than their functional currency. The Company’s objective with respect to these foreign currency options is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to payment on inventory purchases. These options are classified as non-designated derivative instruments. Gains and losses on the changes in fair value of these foreign currency options are recognized in earnings each period. As of January 2, 2022, the Company had no outstanding foreign currency options.

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

The following table summarizes the impact that changes in the fair value of derivatives designated as cash flow hedges and included in the assessment of hedge effectiveness had on other comprehensive income (loss), net of tax:

	Fiscal Year
	2020	2019
	(in thousands)
Foreign currency contracts gain	$—	$468
Interest rate swap contracts loss	(2,027)	(5,957)
Loss recognized in other comprehensive income (loss)	$(2,027)	$(5,489)

Gains and losses from derivatives designated as cash flow hedges reclassified from accumulated other comprehensive loss into net income (loss) are discussed in Note 21 entitled “Items Reclassified From Accumulated Other Comprehensive Loss.”

The following table summarizes gains and losses on derivatives not designated as hedging instruments within the consolidated statements of operations:

		Fiscal Year
	Statement of Operations Location	2021	2020	2019
		(in thousands)
Foreign currency options gain (loss)	Other expense	$408	$13	$(627)

NOTE 11 – LEASES

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

As of January 2, 2022, there were no significant leases that had not commenced as of the end of fiscal year 2021.

The table below represents a summary of the balances recorded in the consolidated balance sheets related to our leases as of January 2, 2022 and January 3, 2021:

	January 2, 2022		January 3, 2021
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$90,561		$98,013

Current portion of operating lease liabilities	$14,588		$13,555
Operating lease liabilities	77,905		86,468
Total operating lease liabilities	$92,493		$100,023

Property, plant and equipment, net		$6,547		$6,138

Accrued expenses		$1,837		$1,496
Other long-term liabilities		3,201		2,688
Total finance lease liabilities		$5,038		$4,184

Lease Costs

	Fiscal Year
	2021	2020	2019
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$2,653	$1,251	$890
Interest on lease liabilities	140	86	51
Operating lease cost	21,581	25,213	24,246
Short-term lease cost	977	525	2,057
Variable lease cost	2,831	3,970	3,665
Total lease cost	$28,182	$31,045	$30,909

Other Supplemental Information

	Fiscal Year
	2021	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$108	$86	$51
Operating cash flows from operating leases	22,210	22,206	22,597
Financing cash flows from finance leases	2,282	1,727	1,255
Right-of-use assets obtained in exchange for new finance lease liabilities	3,259	2,546	2,240
Right-of-use assets obtained in exchange for new operating lease liabilities	13,330	2,504	12,655

Lease Term and Discount Rate

The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of January 2, 2022 and January 3, 2021:

	End of Fiscal Year
	2021	2020
Weighted-average remaining lease term – finance leases (in years)	3.20	3.35
Weighted-average remaining lease term – operating leases (in years)	9.97	10.61
Weighted-average discount rate – finance leases	2.82%	2.64%
Weighted-average discount rate – operating leases	5.87%	5.98%

Maturity Analysis

A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2022	$17,883	$1,919
2023	13,734	1,541
2024	12,189	1,161
2025	10,455	466
2026	10,655	150
Thereafter	60,618	49
Total future minimum lease payments (undiscounted)	125,534	5,286
Less: Present value discount	(33,041)	(248)
Total lease liability	$92,493	$5,038

NOTE 12 – GOODWILL AND INTANGIBLE ASSETS

In the first quarter of 2021, the Company determined that it has two operating and reportable segments – namely AMS and EAAA. See Note 20 entitled “Segment Information” for additional information. The Company tests goodwill for impairment at least annually at the reporting unit level. The Company’s reporting units remain unchanged following the realignment of its operating segments and consist of (1) the Americas, (2) Europe, Middle East and Africa (“EMEA”), and (3) Asia-Pacific. The Americas reporting unit is the same as the AMS reportable segment, and the EMEA and Asia-Pacific reporting units are one level below the EAAA reportable segment.

During the first quarter of 2020, we performed a qualitative assessment of goodwill impairment indicators, considering macroeconomic conditions related to the COVID-19 pandemic and its potential impact to sales and operating income. We expected that the duration of the COVID-19 pandemic and its adverse impacts on the global economy, global travel restrictions, COVID-19 related government shutdowns, disruptions to our supply chain, distribution disruption, and disruption to our customers’ plans to spend capital on projects that use our products and services would result in lower revenue and operating income. As a result, we determined that there were indicators of impairment, and the Company proceeded with a quantitative assessment of goodwill for all reporting units at the end of the first quarter.

In performing the quantitative goodwill impairment testing in the first quarter of 2020, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. Our reporting units are one level below our operating segment level. In preparing the valuations, past, present and future expectations of performance were considered, including the impact of the COVID-19 pandemic. This methodology is consistent with the approach used to perform the annual quantitative goodwill assessment in prior years. The weighted average cost of capital used in the goodwill impairment testing ranged between 10.0% and 10.5%, which primarily fluctuated based on a country risk premium assigned to the geographical region of the reporting unit. There is inherent uncertainty associated with key assumptions used in our impairment testing including the duration of the economic downturn associated with the COVID-19 pandemic and the recovery period. As a result of the 2020 first quarter assessment, we determined that the fair value for two reporting units was less than the carrying value and recognized a goodwill impairment loss of $116.5 million in the first quarter of 2020. The expected decline in revenue due to the impact of COVID-19 contributed to the lower fair value of our EMEA and Asia-Pacific reporting units. As such, the goodwill impairment loss was allocated to our EMEA and Asia-Pacific reporting units in the amounts of $99.2 million and $17.3 million, respectively. We determined that the goodwill in our Americas reporting unit was not impaired as the fair value exceeded the carrying value by more than 90% at April 5, 2020.

During the fourth quarters of 2021, 2020 and 2019, the Company performed the annual goodwill impairment test, consistent with the methodology discussed above. The Company performed this test at the reporting unit level, which is one level below the operating segment level. In performing the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered, including the ongoing impact of the COVID-19 pandemic in 2021 and 2020.

Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the measurement date, and therefore no impairment was indicated as a result of the annual impairment testing. As of January 2, 2022, if the Company’s estimates of the fair values of its reporting units which carry a goodwill balance were 10% lower, the Company still believes no goodwill impairment would have existed. However, the full extent of the future impact of COVID-19 on the Company was and remains uncertain, and a prolonged COVID-19 pandemic could result in additional impairment of goodwill.

As of January 2, 2022, and January 3, 2021, the net carrying amount of goodwill was $147.0 million and $165.8 million, respectively. The changes in the carrying amounts of goodwill attributable to each reportable segment for the years ended January 2, 2022 and January 3, 2021 are as follows:

	AMS	EAAA	Total
	(in thousands)
Goodwill balance, at December 29, 2019	$116,202	$141,237	$257,439
Impairment	—	(116,495)	(116,495)
Foreign currency translation	6,142	18,691	24,833
Goodwill balance, at January 3, 2021	122,344	43,433	165,777
Foreign currency translation	(13,839)	(4,913)	(18,752)
Goodwill balance, at January 2, 2022	$108,505	$38,520	$147,025

In the first quarter of 2020, we determined that the trademarks and trade names intangible assets related to the acquired nora business were also impaired and recognized an impairment loss of $4.8 million. The impairment loss consisted of charges of $2.7 million and $2.1 million attributable to the AMS and EAAA reportable segments, respectively. There were no indicators of additional intangible asset impairment as of the end of fiscal year 2021. The net carrying amount of indefinite-lived intangible assets was $56.1 million and $60.4 million as of January 2, 2022 and January 3, 2021, respectively. The net carrying amount of intangible assets subject to amortization was $20.1 million and $27.3 million as of January 2, 2022 and January 3, 2021, respectively. Amortization expense related to intangible assets during the years 2021, 2020 and 2019 was $5.6 million, $5.5 million and $5.9 million, respectively, and is recorded in cost of sales in the consolidated statements of operations. As of January 2, 2022 and January 3, 2021, accumulated amortization related to intangible assets, including impacts of changes in foreign currency exchange rates, was $23.0 million and $15.7 million, respectively. Amortization expense related to intangible assets is expected to be approximately $6 million per year for fiscal years 2022 through 2024.

NOTE 13 – PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of January 2, 2022 and January 3, 2021, there were no shares of preferred stock issued.

NOTE 14 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 120 million shares of $0.10 par value Common Stock. The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid cash dividends totaling $0.04 per share in 2021, $0.095 per share in 2020, and $0.26 per share in 2019, to each share of Common Stock, including participating securities. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its Syndicated Credit Facility and the indenture governing its 5.50% Senior Notes due 2028, which specify conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

In the second quarter of 2017, the Company adopted a share repurchase program in which the Company was authorized to repurchase up to $100 million of its outstanding shares of common stock. The program had no specific expiration date. During 2019, the Company repurchased and retired a combined total of 1,556,000 shares, at an average purchase price of $16.13 per share. As of December 29, 2019, the Company had completed the authorized share repurchase program.

All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders’ equity for fiscal years 2021, 2020 and 2019:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 3, 2021	58,664	$5,865	$247,920	$208,562	$(69,288)	$(60,331)	$(6,190)
Net income	—	—	—	55,234	—	—	—
Restricted stock issuances	429	43	6,066	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(6,109)	—	—	—	—
Cash dividends declared	—	—	—	(2,362)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(38)	(3)	5,233	—	—	—	—
Pension liability adjustment	—	—	—	—	15,400	—	—
Foreign currency translation adjustment	—	—	—	—	—	(40,110)	—
Reclassification out of accumulated other comprehensive loss - discontinued cash flow hedge	—	—	—	—	—	—	3,468
Balance, at January 2, 2022	59,055	$5,905	$253,110	$261,434	$(53,888)	$(100,441)	$(2,722)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at December 29, 2019	58,416	$5,842	$250,306	$286,056	$(56,700)	$(113,139)	$(4,163)
Net loss	—	—	—	(71,929)	—	—	—
Issuances of stock (other than restricted stock)	239	24	195	—	—	—	—
Restricted stock issuances	304	30	3,999	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(4,030)	—	—	—	—
Cash dividends declared	—	—	—	(5,565)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(295)	(31)	(2,550)	—	—	—	—
Pension liability adjustment	—	—	—	—	(12,588)	—	—
Foreign currency translation adjustment	—	—	—	—	—	52,808	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(2,027)
Balance, at January 3, 2021	58,664	$5,865	$247,920	$208,562	$(69,288)	$(60,331)	$(6,190)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at December 30, 2018	59,508	$5,951	$270,269	$222,214	$(43,610)	$(101,487)	$1,326
Net income	—	—	—	79,200	—	—	—
Issuances of stock (other than restricted stock)	511	51	636	—	—	—	—
Restricted stock issuances	223	22	3,900	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(4,139)	—	—	—	—
Cash dividends declared	—	—	—	(15,358)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(270)	(26)	4,638	—	—	—	—
Share repurchases	(1,556)	(156)	(24,998)	—	—	—	—
Pension liability adjustment	—	—	—	—	(13,090)	—	—
Foreign currency translation adjustment	—	—	—	—	—	(11,652)	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(5,489)
Balance, at December 29, 2019	58,416	$5,842	$250,306	$286,056	$(56,700)	$(113,139)	$(4,163)

Stock Options

The Company has a stock incentive plan under which a committee of independent directors is authorized to grant directors and key employees, including officers, restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, deferred shares, performance shares and performance units. Stock options are exercisable for shares of Common Stock at a price not less than 100% of the fair market value on the date of grant. The options become exercisable either immediately upon the grant date or ratably over a time period ranging from one to five years from the date of the grant. The Company’s options expire at the end of time periods ranging from three to ten years from the date of the grant.

In May 2015, the shareholders approved an amendment and restatement of the then-existing Omnibus Stock Incentive Plan. This amendment and restatement extended the term of the Omnibus Plan and set the number of shares authorized for issuance or transfer on or after the effective date of the amendment and restatement at 5,161,020 shares, except that each share issued under the 2015 plan pursuant to an award other than a stock option reduced the number of such authorized shares by 1.33 shares.

In May 2020, the shareholders approved the adoption of a new 2020 Omnibus Stock Incentive Plan (“2020 Omnibus Plan”). The aggregate number of shares of common stock that may be issued or transferred under the 2020 Omnibus Plan on or after the effective date of the plan is 3,700,000 (and the 1.33 multiplier discussed in the paragraph immediately above was eliminated). No award may be granted after the tenth anniversary of the effective date of the 2020 Omnibus Plan.

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

All outstanding stock options vested prior to the end of 2013, and therefore, there was no stock option compensation expense during 2021, 2020 or 2019. There were no stock options outstanding or exercisable as of January 2, 2022 or January 3, 2021.

Restricted Stock Awards

During fiscal years 2021, 2020 and 2019, the Company granted restricted stock awards totaling 428,400, 308,100, and 223,500 shares, respectively, of Common Stock. The weighted average grant date fair value of restricted stock awards granted during 2021, 2020 and 2019 was $14.26, $13.08, and $17.54, respectively. These awards (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, these shares (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to awards of restricted stock was $3.8 million, $1.3 million and $3.3 million for 2021, 2020 and 2019, respectively. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. The Company has reduced its expense for restricted stock forfeited during the period. The expense related to awards of restricted stock is captured in SG&A expenses on the consolidated statements of operations.

The following table summarizes restricted stock outstanding as of January 2, 2022, as well as activity during the previous fiscal year:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	436,900	$24.73
Granted	428,400	14.26
Vested	(167,200)	13.68
Forfeited or canceled	(14,300)	15.48
Outstanding at January 2, 2022	683,800	$21.06

As of January 2, 2022, the unrecognized total compensation cost related to unvested restricted stock was $5.1 million. That cost is expected to be recognized by the end of 2024.

Performance Share Awards

In each of the years 2021, 2020 and 2019, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to (among other things) the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The expense related to these performance shares is captured in SG&A expenses on the consolidated statements of operations. The Company evaluates the probability of achieving the performance-based goals as of the end of each reporting period and adjusts compensation expense based on this assessment.

The following table summarizes the performance shares outstanding as of January 2, 2022, as well as the activity during the year:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 3, 2021	405,300	$16.94
Granted	375,800	13.94
Vested	—	—
Forfeited or canceled	(63,000)	21.43
Outstanding at January 2, 2022	718,100	$14.98

Compensation expense (benefit) related to the performance shares for 2021, 2020 and 2019 was $1.7 million, $(1.8) million and $5.4 million, respectively. The Company has reduced its expense for performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $8.7 million as of January 2, 2022. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2024.

The tax benefit recognized with respect to restricted stock and performance shares was $0.7 million, $0.6 million, and $1.4 million in 2021, 2020 and 2019, respectively.

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

The following table shows the computation of basic and diluted EPS:

	Fiscal Year
	2021	2020	2019
	(in thousands, except per share data)
Numerator:
Net income (loss)	$55,234	$(71,929)	$79,200
Less: distributed and undistributed earnings available to participating securities	(602)	(42)	(625)
Distributed and undistributed earnings (loss) available to common shareholders	$54,632	$(71,971)	$78,575

Denominator:
Weighted average shares outstanding	58,328	58,110	58,475
Participating securities	643	437	468
Shares for basic EPS	58,971	58,547	58,943
Dilutive effect of stock options	—	—	5
Shares for diluted EPS	58,971	58,547	58,948

Basic EPS	$0.94	$(1.23)	$1.34
Diluted EPS	$0.94	$(1.23)	$1.34

NOTE 16 – RESTRUCTURING AND OTHER CHARGES

Restructuring, asset impairment and other charges by reportable segment are presented as follows:

	Fiscal Year
	2021	2020	2019
	(in thousands)
AMS	$(1)	$(288)	$2,590
EAAA	3,622	(4,338)	10,357
Total restructuring, asset impairment and other charges	$3,621	$(4,626)	$12,947

A summary of restructuring activities for the 2021, 2019 and 2018 restructuring plans is presented below:

	Workforce Reduction			Other Exit Costs		Asset Impairment
	2021 Plan	2019 Plan	2018 Plan	2019 Plan	2018 Plan	2021 Plan	Total
	(in thousands)
Balance, at December 30, 2018	$—	$—	$10,763	$—	$1,144	$—	$11,907
Charged to expenses	—	8,827	(1,743)	188	672	—	7,944
Deductions	—	(193)	(7,122)	—	(1,042)	—	(8,357)
Charged to other accounts	—	—	—	(49)	—	—	(49)
Balance, at December 29, 2019	—	8,634	1,898	139	774	—	11,445
Charged to expenses	—	(3,704)	(223)	—	(699)	—	(4,626)
Deductions	—	(3,866)	(1,675)	(139)	(75)	—	(5,755)
Balance, at January 3, 2021	—	1,064	—	—	—	—	1,064
Charged to expenses	2,257	(286)	—	—	—	1,650	3,621
Deductions	—	(681)	—	—	—	—	(681)
Charged to other accounts	—	—	—	—	—	(1,650)	(1,650)
Balance, at January 2, 2022	$2,257	$97	$—	$—	$—	$—	$2,354

For 2021, the Company recorded restructuring and asset impairment charges of $3.6 million as a result of the 2021 restructuring plan described below, net of a reduction of $0.3 million of previously recognized restructuring charges under the 2019 plan due to changes in expected cash payments. For 2020, the Company recorded a reduction of $4.6 million of previously recognized restructuring charges due to changes in expected cash payments. For 2019, the Company recorded restructuring, asset impairment and other charges of $12.9 million in the consolidated statements of operations. The 2019 charges include other non-cash charges not included in the above table as further described below. As of January 2, 2022, the total restructuring reserve was $2.4 million for the 2021 and 2019 restructuring plans. The 2018 restructuring plan was completed as of January 3, 2021.

Other Non-Cash Charges

On December 23, 2019, unrelated to the restructuring activity presented in the table above, the Company recorded other non-cash charges of approximately $5.0 million (comprised of $2.8 million attributable to the AMS reportable segment and $2.2 million attributable to the EAAA reportable segment) primarily related to adjusting the carrying value of certain insurance related assets. These charges are recorded in restructuring, asset impairment and other charges in the 2019 consolidated statement of operations.

2021 Restructuring Plan

On September 8, 2021, the Company committed to a new restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations. The plan involves a reduction of approximately 188 employees and the closure of the Company’s manufacturing facility in Thailand, anticipated to occur at the end of the first quarter of 2022. As a result of this plan, the Company expects to incur pre-tax restructuring charges between the third quarter of 2021 and the fourth quarter of 2022 of approximately $4 million to $5 million. The expected charges are comprised of severance expenses ($2.2 million), retention bonuses ($0.5 million), and asset impairment and other charges ($2.0 million). The retention bonus costs of approximately $0.5 million will be recognized through the end of 2022 as earned over the requisite service periods. Restructuring charges of $3.9 million comprised of severance and asset impairment charges were recognized during 2021 within the EAAA reportable segment.

The restructuring plan is expected to result in cash expenditures of approximately $3 million to $4 million for payment of the employee severance, employee retention bonuses and other costs of the shutdown of the Thailand manufacturing facility, as described above. The Company expects to complete the restructuring plan in 2022 and expects the plan to yield annualized savings of approximately $1.7 million. A portion of the annualized savings is expected to be realized on the consolidated statement of operations in 2022, with the remaining portion of the annualized savings expected to be realized in 2023.

2019 Restructuring Plan

On December 23, 2019, the Company committed to a restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involved a reduction of approximately 105 employees and early termination of two office leases. As a result of this plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2019 of approximately $9.0 million (comprised of $1.1 million attributable to the AMS reportable segment and $7.9 million attributable to the EAAA reportable segment). The charge was comprised of severance expenses ($8.8 million) and lease exit costs ($0.2 million). The plan was expected to result in future cash expenditures of approximately $9.0 million for the payment of employee severance and lease exit costs.

In 2021 and 2020, the Company recorded reductions of $0.3 million and $3.7 million, respectively, of the previously recognized charges due to changes in expected cash payments for employee severance. As of January 2, 2022, cumulative charges under the 2019 restructuring plan, net of reductions of previously recognized charges, were $0.8 million within the AMS reportable segment and $4.2 million within the EAAA reportable segment. The plan was substantially completed at the end of 2020, and the Company expected the plan to yield annualized savings of approximately $6.0 million. A portion of the annualized savings was realized on the consolidated statement of operations in 2020, with the remaining portion of the annualized savings realized in 2021.

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

As a result of this plan, the Company recorded a pre-tax restructuring and asset impairment charge in the fourth quarter of 2018 of approximately $20.5 million (comprised of $7.7 million attributable to the AMS reportable segment and $12.8 million attributable to the EAAA reportable segment). The charge was comprised of severance expenses (approximately $10.8 million), impairment of assets (approximately $8.6 million) and other items (approximately $1.1 million). The charge was expected to result in future cash expenditures of $12.0 million, primarily for severance payments (approximately $10.8 million). The restructuring plan was substantially completed at the end of fiscal year 2019.

In the third quarter of 2019, the Company recorded $0.7 million of restructuring charges related to additional lease exit costs in connection with the restructuring plan announced on December 29, 2018. In the fourth quarter of 2019, the Company adjusted its previously recorded severance expenses in connection with the 2018 restructuring plan and recognized a reduction in restructuring costs of $1.7 million in 2019. In 2020, the Company further adjusted its previously recorded severance expenses and other exit costs and recognized a reduction in restructuring costs of $0.9 million. As of January 2, 2022, cumulative charges under the 2018 restructuring plan, net of reductions of previously recognized charges, were $6.4 million within the AMS reportable segment and $12.1 million within the EAAA reportable segment. The restructuring plan was completed as of January 3, 2021.

NOTE 17 – INCOME TAXES

Income (loss) before income taxes consisted of the following:

	Fiscal Year
	2021	2020	2019
	(in thousands)
U.S. operations	$4,460	$(7,104)	$46,463
Foreign operations	68,173	(72,316)	55,353
Income (loss) before income taxes	$72,633	$(79,420)	$101,816

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	Fiscal Year
	2021	2020	2019
	(in thousands)
Current expense (benefit):
Federal	$1,987	$(22,976)	$8,414
Foreign	21,372	14,822	14,513
State	1,418	529	2,312
Current expense (benefit)	24,777	(7,625)	25,239

Deferred expense (benefit):
Federal	(2,841)	1,787	(625)
Foreign	(3,846)	(2,422)	(2,198)
State	(691)	769	200
Deferred expense (benefit)	(7,378)	134	(2,623)

Total income tax expense (benefit)	$17,399	$(7,491)	$22,616

The Company’s effective tax rate was 24.0%, 9.4% and 22.2% for fiscal years 2021, 2020 and 2019, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 21% applicable for all periods presented to the Company’s actual income tax expense:

	Fiscal Year
	2021	2020	2019
	(in thousands)
Income taxes at U.S. federal statutory rate	$15,253	$(16,678)	$21,381
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	(87)	(2,033)	2,321
Non-deductible business expenses	330	1,792	933
Non-deductible employee compensation	1,213	(210)	1,453
Tax effects of Company-owned life insurance	(762)	(898)	(636)
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	1,219	748	(183)
Foreign and U.S. tax effects attributable to foreign operations	1,748	(11,991)	783
Valuation allowance effect	1,349	12,927	133
Research and development tax credits	(793)	(780)	(700)
Goodwill impairment	—	24,464	—
Unrecognized tax benefits	(2,663)	(14,962)	(3,324)
Other	592	130	455
Income tax expense (benefit)	$17,399	$(7,491)	$22,616

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the COVID-19 pandemic and provides certain tax relief to businesses. Tax provisions of the CARES Act include, among other things, the deferral of certain payroll taxes, relief for retaining employees, and certain income tax provisions for corporations. For the tax year ended January 3, 2021, the Company deferred $4.1 million in payroll taxes under the CARES Act which was paid as of January 2, 2022. In addition, for the year ended January 3, 2021, the Company benefited from the relaxed 163(j) limitation and the technical correction related to depreciation of leasehold improvements, both of which did not have a material impact on the Company’s effective tax rate for that year. Some of the provisions of the CARES Act, including the deferral of certain payroll taxes and the relaxed 163(j) limitation, are not applicable for tax years after 2020, and as a result the Company did not benefit from these provisions for the tax year ended January 2, 2022. In addition, the Company did not materially benefit from the provisions of the CARES Act that remained in effect during the tax year ended January 2, 2022.

Deferred income taxes for the years ended January 2, 2022 and January 3, 2021, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	End of Fiscal Year
	2021	2020
	(in thousands)
Deferred tax assets
Lease liability	$25,426	$28,094
Net operating loss and interest carryforwards	5,962	4,031
Federal tax credit carryforwards	10,054	10,412
Derivative instruments	1,126	2,680
Deferred compensation	19,487	20,244
Inventory	3,100	4,004
Prepaids, accruals and reserves	8,777	3,659
Capitalized costs	4,805	—
Pensions	6,431	11,485
Other	175	50
Deferred tax asset, gross	85,343	84,659
Valuation allowance	(15,338)	(13,919)
Deferred tax asset, net	$70,005	$70,740

Deferred tax liabilities
Property and equipment	$25,352	$27,322
Intangible assets	30,736	30,745
Lease asset	24,856	27,268
Foreign currency	458	606
Foreign withholding and U.S. state taxes on unremitted earnings	1,332	931
Deferred tax liabilities	82,734	86,872

Net deferred tax liabilities	$12,729	$16,132

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the federal deferred tax assets at January 2, 2022.

Beginning in 2018, the Company has elected to account for tax effects of the global intangible low-taxed income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Internal Revenue Code Section 163(j) interest limitation (“Interest Limitation”) and base-erosion and anti-abuse tax (“BEAT”) provisions included in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) in the period when incurred, and therefore has not provided any deferred tax impacts for these provisions in its consolidated financial statements.

As of January 2, 2022, the Company has approximately $10.1 million of foreign tax credit carryforwards with expiration dates through 2029. A full valuation allowance has been provided as the Company does not expect to utilize these foreign tax credits before the expiration dates. As of January 2, 2022, the Company has approximately $153.0 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2041 and has provided a valuation allowance against $90.1 million of such losses, which the Company does not expect to utilize. In addition, as of January 2, 2022, the Company has approximately $25.7 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

As of January 2, 2022, and January 3, 2021, non-current deferred tax assets were reduced by approximately $2.8 million and $3.0 million, respectively, of unrecognized tax benefits.

Historically, the Company has not provided for U.S. income taxes and foreign withholding taxes on the undistributed accumulated earnings of its foreign subsidiaries, with the exception of its Canada subsidiaries and a specific portion of the undistributed earnings of foreign subsidiaries outside of Canada, because such earnings were deemed to be permanently reinvested. In September of 2021, as part of an overall restructuring plan, the Company made the decision to close its manufacturing facility in Thailand. As a result, the Company is no longer asserting that the undistributed earnings in its Thailand subsidiaries are permanently reinvested. The Company provided for U.S. income taxes and foreign withholding taxes on these earnings at January 2, 2022.

Although the Tax Act created a dividends received deduction that generally eliminates additional U.S. federal income taxes on dividends from our foreign subsidiaries, the Company continues to assert that all of its undistributed earnings in its non-U.S. subsidiaries, excluding undistributed earnings for which U.S. income taxes and foreign withholding taxes have been provided, are indefinitely reinvested outside of the U.S. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future. In the event the Company determines not to continue to assert that all or part of its undistributed earnings in its non-U.S. subsidiaries are permanently reinvested, an actual repatriation from its non-U.S. subsidiaries could still be subject to additional foreign withholding and U.S. state taxes, the determination of which is not practicable.

The Company’s federal income tax returns are subject to examination for the years 2018 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2016 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2010 to the present.

As a result of an audit of the Company’s U.K. subsidiaries, Her Majesty’s Revenue & Customs (“HMRC”) issued notices of amendment to the Company’s U.K. tax returns for the years 2012 through 2017. Final assessments including the adjustments have not been issued. The adjustments result from the interest rate applied in the intra-group financing arrangement between a Company subsidiary in the U.K. and the Netherlands. In April of 2021, the Company filed requests with both the Competent Authority in the Netherlands and in the U.K. to initiate a mutual agreement procedure (“MAP”) related to the double taxation arising from the HMRC adjustments. Management believes it is more likely than not that the Company will obtain relief from double taxation through the MAP, and as such, does not anticipate these adjustments will result in a material change to its financial position. The Company will continue to evaluate the progress of the MAP and will recognize all related adjustments when the recognition thresholds have been met.

As of January 2, 2022, and January 3, 2021, the Company had $8.2 million and $10.8 million, respectively, of unrecognized tax benefits. For the years ended January 2, 2022 and January 3, 2021, the Company recognized as income tax benefits $2.7 million and $15.0 million, respectively, of previously unrecognized tax benefits. Of the $15.0 million income tax benefits recognized for the year ended January 3, 2021, $12.7 million related to a worthless stock loss claimed on the Company’s exit of its broadloom business (discontinued operations). It is reasonably possible that approximately $2.5 million of unrecognized tax benefits may be recognized within the next 12 months due to a lapse of statute of limitations.

If any of the $8.2 million of unrecognized tax benefits as of January 2, 2022 are recognized, there would be a favorable impact on the Company’s effective tax rate of approximately $7.5 million in future periods. If the unrecognized tax benefits are not favorably settled, $5.4 million of the total amount of unrecognized tax benefits would require the use of cash in future periods. The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of January 2, 2022, the Company had accrued interest and penalties of $0.9 million, which is included in the total unrecognized tax benefit noted above. The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year
	2021	2020	2019
	(in thousands)
Balance at beginning of year	$10,799	$25,486	$28,143
Increases related to tax positions taken during the current year	265	271	318
Increases related to tax positions taken during the prior years	198	536	1,093
Decreases related to tax positions taken during the prior years	—	(673)	(2,809)
Decreases related to lapse of applicable statute of limitations	(2,309)	(14,992)	(1,266)
Changes due to settlements	(836)	—	—
Changes due to foreign currency translation	103	171	7
Balance at end of year	$8,220	$10,799	$25,486

NOTE 18 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to legal proceedings, whether arising in the ordinary course of business or otherwise. Some of the proceedings the Company is involved in are summarized below.

Lawsuit by Former CEO in Connection with Termination

On January 19, 2020, the Company’s Board of Directors voted to terminate for cause the employment of Jay D. Gould, then President and Chief Executive Officer, effective immediately, for violations of the Company’s working environment policies. On February 14, 2020, Mr. Gould filed a lawsuit against the Company in the United States District Court of the Northern District of Georgia, Gould v. Interface, Inc., Case No. 1:20-cv-00695.  In his lawsuit, Mr. Gould asserted several claims against the Company in connection with his termination, including that the termination was a wrongful retaliation against Mr. Gould and breached his employment contract with the Company, that public statements made by the Company in connection with his termination defamed Mr. Gould (two counts) and that the Company’s investigation into Mr. Gould’s conduct that preceded the termination was negligently performed. Among other unspecified relief, Mr. Gould seeks in excess of $10 million in damages for the breach of contract claim and $100 million for each of the other claims, as well as attorneys’ fees. The Court granted judgment on the pleadings in favor of the Company on Mr. Gould’s putative claim of negligent investigation, and Mr. Gould’s defamation claims were dismissed with prejudice by stipulation of the parties. The Company filed a motion for summary judgment on Mr. Gould’s remaining claims. On February 9, 2022, the U.S. Magistrate Judge overseeing the motion for summary judgment issued a Final Report and Recommendation that the Company’s motion for summary judgment be granted on all remaining claims, and each party has since filed objections to certain aspects of the report and recommendation. The motion for summary judgement remains pending with the Court.

The Company believes the lawsuit is without merit and intends to defend vigorously against it.

Putative Class Action Lawsuit

As previously reported, the Securities & Exchange Commission (the “SEC”) conducted an investigation into the Company’s historical quarterly earnings per share calculations and rounding practices during the period 2014-2017. In the third quarter of 2020, the Company successfully reached a settlement with the SEC in this matter. The Company consented to the entry of an order by the SEC which states, among other things, that the Company was negligent in making certain accounting entries in 2015 and 2016. As part of the settlement, the Company did not admit or deny any wrongdoing. The Company paid a $5.0 million fine to resolve the matter, and was ordered to cease-and-desist from violating certain federal securities laws.

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

In the putative class action lawsuit, the Court has appointed a lead plaintiff, which filed an Amended Complaint that, among other things, added the Company’s former chief financial officer as a defendant. As in the original complaint, the allegations in the Amended Complaint relate to the subject matter of the concluded SEC investigation described above. The Company has filed a motion to dismiss the Amended Complaint in its entirety, and that motion is pending with the Court. The Company believes the putative class action is without merit and that the Company has good defenses to it. The Company intends to defend itself vigorously against the action.

NOTE 19 – EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $3.0 million, $1.6 million, and $3.3 million for the years 2021, 2020 and 2019, respectively. No discretionary contributions were made in 2021, 2020 or 2019.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. The deferred compensation liability in connection with the NSPs totaled $34.2 million and $33.1 million at January 2, 2022 and January 3, 2021, respectively. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values and in exchange traded mutual funds beginning in fiscal 2021. The value of the insurance instruments was $20.0 million and $33.9 million as of January 2, 2022 and January 3, 2021, respectively. The fair value of the mutual fund investments at January 2, 2022 was $15.6 million.

In 2020, the Company temporarily suspended its 401(k) and NSP matching contributions described above. These employer matching contributions were resumed in 2021.

Multiemployer Plan

As discussed below, on December 31, 2019, a plan amendment was executed to eliminate future service accruals in our defined benefit pension plan in the Netherlands (the “Dutch Plan”), which resulted in a curtailment of the plan. The Dutch Plan remains in existence and continues to pay vested benefits. Active participants no longer accrue benefits after December 31, 2019, and instead participate in the Industry-Wide Pension Fund (the “IWPF”) multi-employer plan beginning in fiscal year 2020. During 2021 and 2020, the Company recorded multi-employer pension expense related to multi-employer contributions of $2.6 million and $2.5 million, respectively. The Company’s contributions into the IWPF are less than 5% of total plan contributions. The IWPF is more than 95% funded at the end of 2020, which is the latest date plan information is available. The IWPF multi-employer plan is not considered to be significant based on the funded status of the plan and our contributions.

Foreign Defined Benefit Plans

The Company has trusteed defined benefit retirement plans which cover many of its European employees. The benefits under these defined benefit retirement plans are generally based on years of service and the employee’s average monthly compensation. In connection with the nora acquisition in 2018, the Company acquired an additional defined benefit plan, which covers certain employees in Germany (the “nora Plan”). The nora plan has no plan assets. The Company uses a year-end measurement date for the plans, which is the closest practical date to the Company’s fiscal year end.

As described above, on December 31, 2019, a plan amendment was executed to eliminate future service accruals in the Dutch defined benefit plan. The Dutch Plan remains in existence and continues to pay vested benefits. The reduction in future benefit accruals resulted in a curtailment of the Dutch Plan. Participants in the Dutch Plan no longer accrue benefits under the plan after December 31, 2019 and participate in the IWPF beginning in fiscal year 2020. Although the Dutch Plan is frozen to new participants, vested benefits prior to the curtailment will continue to be accounted for in accordance with applicable accounting standards for defined benefit plans. The Dutch Plan is financed by assets held in an insurance contract. The guarantee provision included in the insurance contract, that existed to fund any shortfall between the fair value of plan investments and the benefit obligation, expired on December 31, 2019. The Company will fund the cost to guarantee vested benefits and this amount is recorded as an obligation on the Company’s consolidated balance sheet.

The curtailment of the Dutch Plan resulted in a decrease to the projected benefit obligation with an offsetting actuarial gain recognized in accumulated other comprehensive loss of approximately $2.4 million in fiscal year 2019. The accumulated net actuarial loss for the Dutch Plan, after the impact of the curtailment, was $16.7 million at December 29, 2019. This amount will be reclassified out of accumulated other comprehensive loss and increase pension expense over the life expectancy of vested participants when the actuarial loss exceeds the 10% corridor. The curtailment also resulted in a $0.5 million reclassification of prior service cost from accumulated other comprehensive loss, which was recognized as a reduction of pension expense in fiscal year 2019.

As discussed above, the Company still has an obligation to pay vested benefits in the frozen Dutch Plan. As of January 2, 2022, the under-funded status of the Dutch Plan of $4.5 million is recorded on the consolidated balance sheet in other long-term liabilities.

Pension expense for our three European defined benefit plans was $2.5 million, $2.5 million, and $2.3 million for the years 2021, 2020 and 2019, respectively. Plan assets are primarily invested in insurance contracts and equity and fixed income securities. As of January 2, 2022, for the European plans, the Company had a net liability recorded of $38.8 million, an amount equal to their underfunded status, and had recorded in accumulated other comprehensive loss an amount equal to $45.2 million (net of taxes of approximately $15.4 million) related to the future amounts to be recorded in net periodic benefit costs. In the next fiscal year, approximately $1.4 million will be reclassified from accumulated other comprehensive loss into net periodic benefit cost.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards:

	Fiscal Year
	2021	2020
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$364,443	$314,841
Service cost	1,087	1,070
Interest cost	2,687	4,038
Benefits and expenses paid	(11,339)	(12,041)
Actuarial loss (gain)	(19,723)	31,618
Currency translation adjustment	(12,747)	24,917
Benefit obligation, end of year	$324,408	$364,443

Change in plan assets:
Plan assets, beginning of year	$303,531	$266,450
Actual return on assets	(2,817)	25,239
Company contributions	5,393	4,451
Benefits paid	(11,339)	(12,041)
Currency translation adjustment	(9,168)	19,432
Plan assets, end of year	$285,600	$303,531

Funded status	$(38,808)	$(60,912)

Amounts recognized in consolidated balance sheets:
Other assets	$10,975	$—
Current liabilities	(1,049)	(1,089)
Other long-term liabilities, net of current portion	(48,734)	(59,823)
Under funded status at end of fiscal year	$(38,808)	$(60,912)

Amounts recognized in accumulated other comprehensive loss, after tax:
Unrecognized actuarial loss	$45,209	$58,257
Unamortized prior service credits	—	—
Total amount recognized	$45,209	$58,257

Accumulated benefit obligation	$324,408	$364,443

The above disclosure represents the aggregation of information related to the Company’s three defined benefit plans which cover many of its European employees. As of January 2, 2022, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had assets in excess of the accumulated benefit obligation. The accumulated benefit obligation of the Dutch Plan exceeded plan assets as of January 2, 2022. The nora Plan is an unfunded defined benefit plan and the accumulated benefit obligation exceeded plan assets as of January 2, 2022. The following table summarizes this information as of January 2, 2022 and January 3, 2021.

	End of Fiscal Year
	2021	2020
	(in thousands)
UK Plan
Projected benefit obligation	$181,997	$198,215
Accumulated benefit obligation	181,997	198,215
Plan assets	192,971	193,991

Dutch Plan
Projected benefit obligation	$97,108	$116,379
Accumulated benefit obligation	97,108	116,379
Plan assets	92,629	109,540

nora Plan
Projected benefit obligation	$45,303	$49,849
Accumulated benefit obligation	45,303	49,849
Plan assets	—	—

	Fiscal Year
	2021	2020	2019
	(in thousands)
Components of net periodic benefit cost:
Service cost	$1,087	$1,070	$1,589
Interest cost	2,687	4,038	5,676
Expected return on plan assets	(3,312)	(4,256)	(5,561)
Amortization of prior service cost	114	106	63
Amortization of net actuarial (gains) losses	1,968	1,549	991
Curtailment gain	—	—	(453)
Net periodic benefit cost	$2,544	$2,507	$2,305

In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income in the consolidated statements of operations, while all other components of net periodic benefit costs are presented within other expense in the consolidated statements of operations.

During 2021, other comprehensive loss was impacted by a net gain of approximately $11.8 million (net of $3.9 million of tax), comprised of actuarial gain of approximately $10.3 million (net of $3.4 million of tax) and amortization of loss of $1.5 million (net of $0.5 million of tax).

	Fiscal Year
	2021	2020	2019
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	0.9%	1.0%	1.9%
Expected return on plan assets	1.5%	1.2%	2.1%
Rate of compensation	—%	—%	1.75%
Weighted average assumptions used to determine benefit obligations:
Discount rate	1.6%	1.0%	1.7%
Rate of compensation	—%	—%	1.75%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments to ensure that the assets are sufficient to exceed minimum funding requirements, and to achieve a favorable return against performance expectations based on historical and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at January 2, 2022 or January 3, 2021.

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

Both the vested benefit amounts as well as amounts related to the discretionary indexation benefits under the Dutch Plan are paid pursuant to an insurance contract with a private insurer (the “Contract”). The Dutch Plan itself is financed by investment assets held within the Contract. Prior to December 31, 2019, the Contract guaranteed payment of vested benefits, regardless of whether Dutch Plan assets held through the Contract were ultimately sufficient to pay vested amounts, and also provided for payment of the indexation amount on a contingent basis if the actual return on Dutch Plan assets were sufficient to pay it. This type of insurance arrangement is common in The Netherlands, although not necessarily common in other jurisdictions. After the Dutch Plan curtailment on December 31, 2019, as discussed above, any shortfall in plan assets to pay vested benefits will be funded by the Company. The assets under the Dutch Plan, including any indexation benefit, are identified as level 3 assets under the fair value hierarchy.

Under the express terms of the Contract, contract value is the greater of (i) the value of the discounted vested benefits of the Dutch Plan and (ii) the fair value of the underlying investment assets held by the insurance company under the Contract. As between those two values, the former was the greater for 2021 and 2020 and this represents the plan assets as shown above for the Dutch Plan. Because the Company will fund the cost to guarantee vested benefits, the Company has recorded a provision, which reduces the Dutch Plan assets, that consists of the net present value of the expected future guarantee payments due to the insurance company pursuant to the Company’s guarantee.

As explained above, the Contract also will pay the indexation benefit if sufficient assets are available, which the Company believes not to be probable as of the end of 2021 based on recent returns. The indexation benefit for 2021 and 2020 is not significant.

The Company’s actual weighted average asset allocations for 2021 and 2020, and the targeted asset allocation for 2022, of the foreign defined benefit plans by asset category, are as follows:

	Fiscal Year
	2022			2021	2020
Asset Category	Target Allocation			Percentage of Plan Assets at Year End
Equity securities	—%	—	3%	—%	3%
Debt and debt securities	50%	—	60%	63%	60%
Short-term investments	1%	—	2%	4%	—%
Other investments	35%	—	40%	33%	37%
	100%			100%	100%

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of January 2, 2022 and January 3, 2021. The nora plan is currently unfunded. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As noted above, the Dutch Plan assets as represented by the insurance contract are classified as a level 3 asset and included in the “Other” asset category.

	Pension Plan Assets by Category as of January 2, 2022
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$57,338	$57,338
Level 2	—	107,136	107,136
Level 3	92,629	28,497	121,126
Total	$92,629	$192,971	$285,600

	Pension Plan Assets by Category as of January 3, 2021
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$70,904	$70,904
Level 2	—	95,004	95,004
Level 3	109,540	28,083	137,623
Total	$109,540	$193,991	$303,531

The tables below detail the foreign defined benefit plans’ assets by asset allocation and fair value hierarchy:

	End of Fiscal Year 2021
Asset Category	Level 1	Level 2	Level 3
		(in thousands)
Equity securities	$—	$—	$—
Debt and debt securities	45,516	107,136	27,176
Short-term investments (1)	11,822	—	—
Other investments (2)	—	—	93,950
	$57,338	$107,136	$121,126

	End of Fiscal Year 2020
Asset Category	Level 1	Level 2	Level 3
	(in thousands)
Equity securities	$9,113	$—	$—
Debt and debt securities	60,699	95,004	25,927
Short-term investments (1)	1,092	—	—
Other investments (2)	—	—	111,696
	$70,904	$95,004	$137,623

(1) Short-term investments are generally invested in interest-bearing accounts.
(2) Other investments are comprised of insurance contracts.

Assets identified as level 2 above pertain to corporate bonds and other debt securities. The fair values of these assets are calculated based on quoted market prices for similar assets.

With the exception of the Dutch Plan assets as discussed above, the assets identified as level 3 above in 2021 and 2020 relate to insured annuities and direct lending assets held by the UK Plan. The fair value of these assets was calculated using the present value of the future cash flows due under the insurance annuities, and for the direct lending assets the value is based on the asset value from the latest available valuation with adjustments for any drawdowns and distribution payments made between the valuation date and the reporting date. The range of discount rates used in the fair value calculation of level 3 assets held by the Dutch Plan and the UK Plan were 1.00% to 1.85% for 2021 and 0.50% to 1.30% for 2020. The weighted average discount rates were 1.01% and 0.52% for 2021 and 2020, respectively. These amounts are weighted based on the fair value of level 3 plan assets subject to fluctuations in the discount rate. Any changes in these variables will impact the fair value of level 3 assets.

The table below indicates the change in value related to these level 3 assets during 2021 and 2020:

	Fiscal Year
	2021	2020
	(in thousands)
Balance of level 3 assets, beginning of year	$137,623	$115,252
Actual return on plan assets (1)	(10,189)	6,767
Purchases, sales and settlements, net	440	437
Assets transferred into level 3	732	3,934
Translation adjustment	(7,480)	11,233
Balance of level 3 assets, end of year	$121,126	$137,623

(1) Includes $(6.6) million and $10.1 million for 2021 and 2020, respectively, of unrealized (losses) and gains recognized during the period in other comprehensive income (loss) for assets held at year end.

During 2022, the Company expects to contribute $4.1 million to the plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

Fiscal Year	Expected Payments
(in thousands)
2022	$10,880
2023	11,090
2024	11,321
2025	11,485
2026	11,632
2027-2031	60,632

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

The tables presented below set forth the required disclosures in accordance with applicable accounting standards, and amounts recognized in the consolidated financial statements related to the domestic SCP. There is no service cost component of the change in benefit obligation in 2021 and 2020 as there are no longer any participants accruing benefits in the plan.

	Fiscal Year
	2021	2020
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$33,834	$31,740
Interest cost	706	938
Benefits paid	(1,965)	(2,030)
Actuarial loss (gain)	(2,522)	3,186
Benefit obligation, end of year	$30,053	$33,834

The amounts recognized in the consolidated balance sheets are as follows:

	End of Fiscal Year
	2021	2020
	(in thousands)
Current liabilities	$1,873	$2,030
Non-current liabilities	28,180	31,804
Total benefit obligation	$30,053	$33,834

The components of the amounts in accumulated other comprehensive loss, after tax, are as follows:

	Fiscal Year
	2021	2020
	(in thousands)
Unrecognized actuarial loss	$8,679	$11,031

The accumulated benefit obligation related to the SCP was $30.1 million and $33.8 million as of January 2, 2022 and January 3, 2021, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	Fiscal Year
	2021	2020	2019
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost:
Discount rate	2.15%	3.05%	4.10%

Assumptions used to determine benefit obligations:
Discount rate	2.65%	2.15%	3.05%

Components of net periodic benefit cost:
Interest cost	$706	$938	$1,154
Amortizations	743	558	375
Net periodic benefit cost	$1,449	$1,496	$1,529

The changes in other comprehensive loss during 2021 related to the SCP as a result of plan activity was a net gain of approximately $2.3 million (net of $1.0 million of tax), primarily comprised of a net gain during the period of $1.8 million (net of $0.8 million of tax) and amortization of loss of $0.5 million (net of $0.2 million of tax).

During 2021, the Company contributed $2.0 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

Fiscal Year	Expected Payments
(in thousands)
2022	$1,873
2023	1,873
2024	1,873
2025	1,873
2026	1,873
2027-2031	8,886

NOTE 20 – SEGMENT INFORMATION

The Company determines that an operating segment exists if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has operating results that are regularly reviewed by the chief operating decision maker (“CODM”) and (iii) has discrete financial information. Additionally, accounting standards require the utilization of a “management approach” to report the financial results of operating segments, which is based on information used by the CODM to assess performance and make operating and resource allocation decisions. In the first quarter of 2021, the Company largely completed its integration of the nora acquisition, and integration of its European and Asia-Pacific commercial areas, and determined that it has two operating segments organized by geographical area – namely (a) Americas (“AMS”) and (b) Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment is unchanged from prior year and continues to include the United States, Canada and Latin America geographic areas.

Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income or loss (“AOI”), which includes allocations of corporate selling, general and administrative expenses. AOI excludes nora purchase accounting amortization, goodwill and intangible asset impairment charges, changes in equity award forfeiture accounting, restructuring charges, asset impairment, severance and other charges, and an SEC settlement fine. Intersegment revenues for 2021, 2020 and 2019 were $78.1 million, $71.5 million and $71.3 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.

The Company has determined that it has two reportable segments – AMS and EAAA as each operating segment meets the quantitative thresholds defined in the accounting guidance.

Segment information below for fiscal years 2020 and 2019 have been restated to reflect our new reportable segment structure.

	Fiscal Year
	2021	2020	2019
	(in thousands)
Net Sales
AMS	$651,216	$593,418	$757,112
EAAA	549,182	509,844	585,917
Total net sales	$1,200,398	$1,103,262	$1,343,029

Segment AOI
AMS	$85,014	$89,097	$120,921
EAAA	37,268	21,403	28,832

Depreciation and Amortization
AMS	$17,963	$17,164	$15,884
EAAA	28,382	28,756	29,048
Total depreciation and amortization	$46,345	$45,920	$44,932

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	End of Fiscal Year
	2021	2020
	(in thousands)
Assets
AMS	$652,423	$800,068
EAAA	691,844	682,295
Total segment assets	1,344,267	1,482,363
Corporate assets	146,204	111,073
Eliminations	(160,414)	(287,425)
Total reported assets	$1,330,057	$1,306,011

Total assets in the table above include operating lease right-of-use assets for fiscal years 2021 and 2020. Below is a summary of the operating lease right-of-use assets by reportable segment and a reconciliation to the consolidated amounts:

	End of Fiscal Year
Operating Lease Right-of-Use Assets	2021	2020
	(in thousands)
AMS	$12,662	$11,945
EAAA	67,741	74,265
Total segment operating lease right-of-use assets	80,403	86,210
Corporate operating lease right-of-use assets	10,158	11,803
Total operating lease right-of-use assets	$90,561	$98,013

Reconciliations of operating income (loss) to income (loss) before income tax expense and segment AOI are presented as follows:

	Fiscal Year
	2021	2020	2019
	(in thousands)
AMS operating income	$81,445	$73,234	$118,332
EAAA operating income (loss)	23,352	(112,521)	12,571
Consolidated operating income (loss)	104,797	(39,287)	130,903
Interest expense	29,681	29,244	25,656
Other expense	2,483	10,889	3,431
Income (loss) before income tax expense	$72,633	$(79,420)	$101,816

	Fiscal Year
	2021		2020		2019
	AMS	EAAA	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income (loss)	$81,445	$23,352	$73,234	$(112,521)	$118,332	$12,571
Purchase accounting amortization	—	5,636	—	5,457	—	5,903
Goodwill and intangible asset impairment	—	—	2,695	118,563	—	—
Impact of change in equity award forfeiture accounting	—	—	757	650	—	—
Restructuring, asset impairment, severance and other charges	3,569	8,280	9,722	6,943	2,589	10,358
SEC fine	—	—	2,689	2,311	—	—
AOI	$85,014	$37,268	$89,097	$21,403	$120,921	$28,832

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2021, 2020 and 2019 were approximately 50%, 51% and 49%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. Other than the United States in 2021, 2020 and 2019, and Germany in 2020, no one country represented more than 10% of the Company’s net sales during the past three years. Revenue and long-lived assets related to operations in the United States and other countries are as follows:

	Fiscal Year
Sales to Unaffiliated Customers(1)	2021	2020	2019
	(in thousands)
United States	$596,844	$545,183	$681,868
Germany	115,712	115,402	117,418
Other foreign countries	487,842	442,677	543,743
Total net sales	$1,200,398	$1,103,262	$1,343,029

		End of Fiscal Year
Long-Lived Assets(2)		2021	2020
		(in thousands)
United States		$157,194	$163,983
Germany		71,114	79,294
Netherlands		47,476	51,190
Other foreign countries		54,017	64,569
Total long-lived assets		$329,801	$359,036

(1) Revenue attributed to geographic areas is based on the location of the customer.
(2) Long-lived assets attributed to geographic areas are based on the physical location of the asset. 2021 includes $1.6 million and $4.9 million of leased equipment, net of accumulated amortization, in the United States and foreign countries, respectively. 2020 includes $1.8 million and $4.3 million of leased equipment, net of accumulated amortization, in the United States and foreign countries, respectively.

NOTE 21 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

Amounts reclassified out of accumulated other comprehensive loss (“AOCI”), before tax, to the consolidated statements of operations for the fiscal years 2021, 2020 and 2019, are reflected in the tables below:

		Fiscal Year
	Statement of Operations Location	2021	2020	2019
		(in thousands)
Foreign currency contracts loss	Cost of sales	$—	$—	$(450)
Interest rate swap contracts gain (loss)(1)	Interest expense	(4,861)	(7,287)	151
Amortization of benefit plan net actuarial losses and prior service cost(2)	Other expense	(2,825)	(2,213)	(976)
Total loss reclassified from AOCI		$(7,686)	$(9,500)	$(1,275)

(1) Other comprehensive income (loss) includes tax of $1.4 million, $(2.5) million and $(1.6) million for 2021, 2020 and 2019, respectively, related to cash flow hedges.
(2) See Note 19 entitled “Employee Benefit Plans” for the tax effects in other comprehensive income (loss) related to the Company’s defined benefit plans.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc.
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Interface, Inc. (the “Company”) as of January 2, 2022 and January 3, 2021, the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the three years in the period ended January 2, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 2, 2022 expressed an unqualified opinion thereon.

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

Goodwill Impairment Assessment

As described in Notes 1 and 12 to the consolidated financial statements, the Company’s consolidated goodwill balance was $147 million as of January 2, 2022. Goodwill is tested for impairment annually as of the measurement date or more frequently if events or changes in circumstances indicate the asset might be impaired. During the fourth quarter of fiscal 2021, the Company performed the annual impairment test for all reporting units, and no impairment was recognized as a result of the assessment. The goodwill impairment test consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to the reporting units. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. The Company estimates the fair value of its reporting units using a weighting of fair values derived from an income approach and a market approach.

We identified the estimate of the fair value of the EMEA reporting unit during the goodwill impairment assessment as of the annual measurement date, as a critical audit matter. The principal considerations for our determination are: (i) this reporting unit had relatively lower excess fair value over carrying value and, therefore, the fair value estimates were sensitive to changes in the significant assumptions such as projected revenues, gross margins, earnings, terminal growth rate, and the discount rate included in the income approach, (ii) the determination of fair value under the market approach includes assumptions utilized by management for which changes to these assumptions can have a significant impact on the fair value of the reporting unit, and (iii) auditing management’s valuation methods and assumptions utilized in estimating the fair value of the EMEA reporting unit involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls relating to management’s forecasting process, including controls over management’s review of the significant assumptions described above.
•Evaluating the reasonableness of the significant assumptions described above used in management’s income approach analysis by comparing them to prior period forecasts, historical operating performance, the Company’s projected budget, peer company historical operating performance, publicly available industry analyst projections, and internal and external communications made by the Company.
•Testing the reconciliation of the estimated fair value of the Company’s reporting units to the indicated market capitalization of the Company as a whole.
•Utilizing personnel with specialized knowledge and skill of valuation techniques to assist in: (i) evaluating the methodologies used by management to determine the fair value of the EMEA reporting unit including the weighting of the income and market approaches (ii) testing the mathematical accuracy of the Company’s calculations, (iii) evaluating the reasonableness of assumptions used in the income approach including the discount rate and terminal growth rate, (iv) assessing the reasonableness of certain market data used in the market approach, and (v) evaluating the reasonableness of the market capitalization reconciliation.

We are uncertain as to the year we began serving consecutively as the auditor of the Company's financial statements; however, we are aware that we have been the Company's auditor consecutively since at least 1981.

/s/ BDO USA, LLP

Atlanta, Georgia

March 2, 2022

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc.
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Interface, Inc.’s (the “Company’s”) internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 2, 2022 and January 3, 2021, the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the three years in the period ended January 2, 2022, and the related notes and schedule and our report dated March 2, 2022 expressed an unqualified opinion thereon.

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

March 2, 2022

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on that assessment, management concluded that, as of January 2, 2022, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Delinquent Section 16(a) Reports” and “Meetings and Committees of the Board” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation and Related Items,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2021 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following consolidated financial statements and notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income (Loss) — fiscal years ended January 2, 2022, January 3, 2021 and December 29, 2019.

Consolidated Balance Sheets — January 2, 2022 and January 3, 2021.

Consolidated Statements of Cash Flows — fiscal years ended January 2, 2022, January 3, 2021, and December 29, 2019.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (BDO USA, LLP, Atlanta, Georgia, PCAOB ID: 243)

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
10.2
Form of Salary Continuation Agreement, dated as of January 1, 2008 (as used for Daniel T. Hendrix) (included as Exhibit 99.5 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.3
Interface, Inc. Omnibus Stock Incentive Plan (as amended and restated effective February 18, 2015) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 20, 2015, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement, as used for executive officers (included as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2007, previously filed with the Commission and incorporated herein by reference); Form of Performance Share Agreement (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 20, 2016, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement, as used for executive officers (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference); Form of Performance Share Agreement for executive officers (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement, as used for directors (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference); Form of 2018 Restricted Stock Agreement for executive officers (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference); and Form of 2018 Performance Share Agreement for executive officers (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference).*

10.4
Interface, Inc. Executive Bonus Plan, as amended October 28, 2015 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on October 28, 2015, previously filed with the Commission and incorporated herein by reference).*

10.5
Interface, Inc. Nonqualified Savings Plan (as amended and restated effective January 1, 2002) (included as Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 30, 2001, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 20, 2002 (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 30, 2002 (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated as of May 8, 2003 (included as Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 28, 2003 (the “2003 10-K”), previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto, dated as of December 31, 2003 (included as Exhibit 10.7 to the 2003 10-K, previously filed with the Commission and incorporated herein by reference).*

10.6
Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.7
Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix, David B. Foshee, Bruce A. Hausmann, James Poppens and Nigel Stansfield) (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.8
Interface, Inc. Long-Term Care Insurance Plan and related Summary Plan Description (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on December 20, 2005, previously filed with the Commission and incorporated herein by reference).*

10.9
Interface, Inc. Nonqualified Savings Plan II, as amended and restated effective January 1, 2009 (included as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 30, 2012 (the “2012 10-K”), previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated February 26, 2009 (included as Exhibit 10.19 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated December 9, 2009 (included as Exhibit 10.20 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated April 15, 2010 (included as Exhibit 10.21 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Fourth Amendment thereto, dated August 9, 2012 (included as Exhibit 10.22 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Sixth Amendment thereto, dated March 30, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 31, 2020, previously filed with the Commission and incorporated herein by reference); Seventh Amendment thereto (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on August 11, 2020, previously filed with the Commission and incorporated herein by reference); Eighth Amendment thereto, dated November 19, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 24, 2020, previously filed with the Commission and incorporated herein by reference); and Ninth Amendment thereto, dated as of December 31, 2020.*

10.10
Second Amended and Restated Security and Pledge Agreement, dated as of August 7, 2018, among Interface, Inc., certain subsidiaries of the Company as obligors, and Bank of America, N.A. as Administrative Agent (included as Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 29, 2019, previously filed with the Commission and incorporated herein by reference).

10.11
Employment Offer Letter to Bruce A. Hausmann (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference).*

10.12
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

10.13
First Amendment to Second Amended and Restated Syndicated Facility Agreement, dated as of December 18, 2019 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on December 23, 2019, previously filed with the Commission and incorporated herein by reference).

10.14
Second Amendment to Second Amended and Restated Syndicated Facility Agreement dated as of July 15, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 16, 2020, previously filed with the Commission and incorporated herein by reference).

10.15
Third Amendment to Second Amended and Restated Syndicated Facility Agreement, dated as of November 17, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 18, 2020, previously filed with the Commission and incorporated herein by reference).

10.16
Fourth Amendment to Second Amended and Restated Syndicated Facility Agreement dated as of December 9, 2021 (included as Exhibit 99.2 to the Company’s current report on Form 8-K/A filed on December 21, 2021, previously filed with the Commission and incorporated herein by reference).

10.17
Interface, Inc. 2020 Omnibus Stock Incentive Plan (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 28, 2020, previously filed with the Commission and incorporated herein by reference).*

10.18
Contract of employment of Nigel Stansfield (included as Exhibit 10.18 to the Company's annual report on Form 10-K for the year ended January 3, 2021 (the “2020 10-K”), previously filed with the Commission and incorporated herein by reference).*

10.19
Form of Severance Protection and Change in Control Agreement (as used for David B. Foshee) (included as Exhibit 10.19 to the 2020 10-K, previously filed with the Commission and incorporated herein by reference).*

10.20
Form of Severance Protection and Change in Control Agreement (as used for David B. Foshee, Bruce A. Hausmann, and James Poppens) (included as Exhibit 99.1 to the Company’s current report on Form 8-K/A filed on December 21, 2021, previously filed with the Commission and incorporated herein by reference).*

21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
24	Power of Attorney (see signature page of this Report).
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022.
32.1
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

32.2
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022.

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended January 2, 2022, formatted in Inline XBRL.

*Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

ITEM 16. FORM 10-K SUMMARY

None.

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Expected Credit Losses
Year ended:
January 2, 2022	$6,643	$(705)	$—	$978	$4,960
January 3, 2021	3,793	3,777	—	927	6,643
December 29, 2019	3,540	881	—	628	3,793

(A)Includes changes in foreign currency exchange rates.

(B)Write off of bad debt, and recovery of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty and Sales Allowances Reserves
Year ended:
January 2, 2022	$3,248	$366	$—	$912	$2,702
January 3, 2021	3,853	1,062	—	1,667	3,248
December 29, 2019	3,495	1,519	—	1,161	3,853

(A)Includes changes in foreign currency exchange rates.

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

Date: March 2, 2022		INTERFACE, INC.

	By:	/s/ DANIEL T. HENDRIX
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

Signature	Capacity	Date

/s/ DANIEL T. HENDRIX	President, Chief Executive Officer and Chairman of the Board and Director	March 2, 2022
Daniel T. Hendrix	(Principal Executive Officer)

/s/ BRUCE A. HAUSMANN	Vice President and Chief Financial Officer	March 2, 2022
Bruce A. Hausmann	(Principal Financial Officer)

/s/ ROBERT PRIDGEN	Vice President and Chief Accounting Officer	March 2, 2022
Robert Pridgen	(Principal Accounting Officer)

/s/ JOHN P. BURKE	Director	March 2, 2022
John P. Burke

/s/ DWIGHT GIBSON	Director	March 2, 2022
Dwight Gibson

/s/ CHRISTOPHER G. KENNEDY	Director	March 2, 2022
Christopher G. Kennedy

/s/ JOSEPH KEOUGH	Director	March 2, 2022
Joseph Keough

/s/ CATHERINE M. KILBANE	Director	March 2, 2022
Catherine M. Kilbane

/s/ K. DAVID KOHLER	Director	March 2, 2022
K. David Kohler

/s/ SHERYL D. PALMER	Director	March 2, 2022
Sheryl D. Palmer