Form 10-Q
period 2022-04-03
INTERFACE INC
filed 2022-05-10
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 3, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of May 5, 2022:

Class	Number of Shares
Common Stock, $0.10 par value per share	59,467,426

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	APRIL 3, 2022	JANUARY 2, 2022
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$76,088	$97,252
Accounts receivable, net	144,994	171,676
Inventories, net	319,367	265,092
Prepaid expenses and other current assets	43,330	38,320
Total current assets	583,779	572,340
Property, plant and equipment, net	320,778	329,801
Operating lease right-of-use assets	85,323	90,561
Deferred tax asset	23,096	23,994
Goodwill and intangibles, net	212,437	223,204
Other assets	84,372	90,157

Total assets	$1,309,785	$1,330,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$86,975	$85,924
Accrued expenses	130,047	146,298
Current portion of operating lease liabilities	13,906	14,588
Current portion of long-term debt	14,939	15,002
Total current liabilities	245,867	261,812
Long-term debt	506,803	503,056
Operating lease liabilities	73,454	77,905
Deferred income taxes	35,585	36,723
Other long-term liabilities	81,196	87,163

Total liabilities	942,905	966,659

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at April 3, 2022 and January 2, 2022	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 59,328 and 59,055 shares issued and outstanding at April 3, 2022 and January 2, 2022, respectively	5,933	5,905
Additional paid-in capital	254,867	253,110
Retained earnings	274,135	261,434
Accumulated other comprehensive loss – foreign currency translation	(113,625)	(100,441)
Accumulated other comprehensive loss – cash flow hedge	(2,081)	(2,722)
Accumulated other comprehensive loss – pension liability	(52,349)	(53,888)

Total shareholders’ equity	366,880	363,398

Total liabilities and shareholders’ equity	$1,309,785	$1,330,057
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED
	APRIL 3, 2022	APRIL 4, 2021
Net sales	$288,002	$253,260
Cost of sales	181,203	157,222
Gross profit on sales	106,799	96,038

Selling, general and administrative expenses	78,492	79,302
Restructuring and asset impairment charges	887	(130)
Operating income	27,420	16,866

Interest expense	6,850	7,256
Other expense, net	170	715

Income before income tax expense	20,400	8,895
Income tax expense	7,107	1,957

Net income	$13,293	$6,938

Earnings per share – basic	$0.22	$0.12
Earnings per share – diluted	$0.22	$0.12

Common shares outstanding – basic	59,248	58,730
Common shares outstanding – diluted	59,248	58,730
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	APRIL 3, 2022	APRIL 4, 2021
Net income	$13,293	$6,938
Other comprehensive loss, after tax:
Foreign currency translation adjustment	(13,184)	(19,597)
Reclassification from accumulated other comprehensive loss - discontinued cash flow hedge	641	749
Pension liability adjustment	1,539	89
Other comprehensive loss	(11,004)	(18,759)

Comprehensive income (loss)	$2,289	$(11,821)
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	APRIL 3, 2022	APRIL 4, 2021
OPERATING ACTIVITIES:
Net income	$13,293	$6,938
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	10,670	11,934
Stock compensation amortization expense	2,182	924
Deferred income taxes and other	4,196	230
Amortization of acquired intangible assets	1,342	1,421
Working capital changes:
Accounts receivable	26,135	9,794
Inventories	(56,464)	(19,046)
Prepaid expenses and other current assets	(5,252)	(15,852)
Accounts payable and accrued expenses	(13,798)	28,512

Cash (used in) provided by operating activities	(17,696)	24,855

INVESTING ACTIVITIES:
Capital expenditures	(4,781)	(5,214)

Cash used in investing activities	(4,781)	(5,214)

FINANCING ACTIVITIES:
Repayments of long-term debt	(44,729)	(30,239)
Borrowing of long-term debt	48,500	18,000
Tax withholding payments for share-based compensation	(398)	(179)
Debt issuance costs	—	(36)
Finance lease payments	(479)	(527)

Cash provided by (used in) financing activities	2,894	(12,981)

Net cash (used in) provided by operating, investing and financing activities	(19,583)	6,660
Effect of exchange rate changes on cash	(1,581)	(2,790)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase	(21,164)	3,870
Balance, beginning of period	97,252	103,053

Balance, end of period	$76,088	$106,923
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
References in this Quarterly Report on Form 10-Q to “Interface,” “the Company,” “we,” “our,” “ours” and “us” refer to Interface, Inc. and its subsidiaries or any of them, unless the context requires otherwise.
As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended January 2, 2022, as filed with the Commission.
The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature unless otherwise disclosed. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 2, 2022, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).
The three-month periods ended April 3, 2022 and April 4, 2021 both include 13 weeks.
Risks and Uncertainties
Global economic challenges, including the impact of the COVID-19 pandemic, the war in Ukraine, rising inflation and supply chain disruptions could cause economic uncertainty and volatility. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein. The Company determined that except for the continued impacts to our global supply chain, production volume, raw material shortages, raw material cost increases, higher freight costs, shipping delays and labor shortages, gross profit margins, operating income, net income, cash flows, and order rates, there were no other material adverse impacts on the Company’s results of operations and financial position at April 3, 2022. The Company’s primary credit facility has various financial and other covenants including, but not limited to, a covenant to not exceed a maximum secured net debt to EBITDA ratio, as defined by the credit facility agreement. The Company is currently in compliance with all covenants under the credit facility agreement and anticipates that it will remain in compliance with the covenants for the foreseeable future.
COVID-19 Impact
We continue to monitor our operations and have implemented various programs to mitigate the effects of COVID-19 on our business. Our global supply chain and manufacturing operations continue to experience increased impacts of COVID-19 including raw material shortages, raw material cost increases, higher freight costs, shipping delays, and labor shortages. During the first quarter of 2022, new government imposed COVID-19 lockdowns in parts of China adversely impacted sales in that region.

NOTE 2 – REVENUE RECOGNITION
Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 99% of total revenue for both three-month periods ended April 3, 2022 and April 4, 2021. The remaining 1% of revenue was generated from the installation of carpet and other flooring-related material for both three-month periods.
Disaggregation of Revenue
For the three months ended April 3, 2022 and April 4, 2021, revenue from the Company’s customers is broken down by geography as follows:

	Three Months Ended
Geography	April 3, 2022	April 4, 2021
Americas	54.4%	50.1%
Europe	32.6%	35.1%
Asia-Pacific	13.0%	14.8%
Revenue from the Company’s customers in the Americas corresponds to the AMS operating segment, and the EAAA operating segment includes revenue from the Europe and Asia-Pacific geographies. See Note 11 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	April 3, 2022	January 2, 2022
	(in thousands)
Finished goods	$227,257	$182,896
Work-in-process	18,505	15,185
Raw materials	73,605	67,011
Inventories, net	$319,367	$265,092

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

	Three Months Ended
	April 3, 2022	April 4, 2021
	(in thousands, except per share data)
Numerator:
Net income	$13,293	$6,938
Less: distributed and undistributed earnings available to participating securities	(190)	(89)
Distributed and undistributed earnings available to common shareholders	$13,103	$6,849

Denominator:
Weighted average shares outstanding	58,403	57,979
Participating securities	845	751
Shares for basic EPS	59,248	58,730
Dilutive effect of stock options	—	—
Shares for diluted EPS	59,248	58,730

Basic EPS	$0.22	$0.12
Diluted EPS	$0.22	$0.12

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	April 3, 2022		January 2, 2022
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$15,000	1.89%	$7,500	4.00%
Term loan borrowings	213,498	1.88%	217,631	1.84%
Total borrowings under Syndicated Credit Facility	228,498	1.88%	225,131	1.91%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	528,498		525,131
Less: Unamortized debt issuance costs	(6,756)		(7,073)

Total debt, net	521,742		518,058
Less: Current portion of long-term debt	(14,939)		(15,002)

Total long-term debt, net	$506,803		$503,056
(1) Represents the stated rate of interest, without the effect of debt issuance costs.
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
As of both April 3, 2022 and January 2, 2022, the Company had $1.6 million in letters of credit outstanding under the Facility.
As of both April 3, 2022 and January 2, 2022, the carrying value of the Company’s borrowings under the Facility approximated its fair value as the Facility bears interest rates that are similar to existing market rates.
Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which are due on the last day of the calendar quarter.
The Company is currently in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.
5.50% Senior Notes due 2028
The 5.50% Senior Notes due 2028 (the “Senior Notes”) bear an interest rate at 5.50% per annum and mature on December 1, 2028. Interest is paid semi-annually on June 1 and December 1 of each year. The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its existing Facility.

As of April 3, 2022, the estimated fair value of the Senior Notes was $289.5 million, compared with a carrying value recorded in the Company’s consolidated condensed balance sheet of $300.0 million, excluding unamortized debt issuance costs. The fair value of the Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy.
Other Lines of Credit
Subsidiaries of the Company had an aggregate of the equivalent of $4.0 million of other lines of credit available at interest rates ranging from 3.5% to 4.5% as of April 3, 2022, and $6.0 million of other lines of credit available at interest rates ranging from 3.5% to 6.0% as of January 2, 2022. As of April 3, 2022 and January 2, 2022, there were no borrowings outstanding under these lines of credit.
Borrowing Costs
Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of April 3, 2022 and January 2, 2022, the unamortized debt issuance costs recorded as a reduction of long-term debt were $6.8 million and $7.1 million, respectively.
Other deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of revolving debt, net of accumulated amortization, were $1.5 million and $1.6 million as of April 3, 2022 and January 2, 2022, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.

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
As of April 3, 2022 and January 2, 2022, the remaining accumulated other comprehensive loss associated with the terminated interest rate swaps was $2.9 million and $3.8 million, respectively, and will be amortized to earnings over the remaining term of the interest rate swaps prior to termination. We expect that approximately $2.3 million, before tax, related to the terminated interest rate swaps will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
Derivative Transactions Not Designated as Hedging Instruments
Our EAAA segment, from time to time, purchases foreign currency options to economically hedge inventory purchases denominated in foreign currencies other than their functional currency. The Company’s objective with respect to these foreign currency options is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to payment on inventory purchases. These options are classified as non-designated derivative instruments. Gains and losses on the changes in fair value of these foreign currency options are recognized in earnings each period. As of April 3, 2022 and January 2, 2022, the Company had no outstanding foreign currency options.
The following table summarizes gains on derivatives not designated as hedging instruments within the consolidated condensed statements of operations for the three months ended April 4, 2021:

		Three Months Ended
	Statement of Operations Location	April 4, 2021
		(in thousands)
Foreign currency options gain	Other expense, net	$185

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three months ended April 3, 2022 and April 4, 2021:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 2, 2022	59,055	$5,905	$253,110	$261,434	$(53,888)	$(100,441)	$(2,722)
Net income	—	—	—	13,293	—	—	—
Restricted stock issuances	303	30	3,966	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(3,996)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(592)	—	—	—
Compensation expense related to stock awards, net of shares received for tax withholdings	(30)	(2)	1,787	—	—	—	—
Pension liability adjustment	—	—	—	—	1,539	—	—
Foreign currency translation adjustment	—	—	—	—	—	(13,184)	—
Reclassification out of accumulated other comprehensive loss - discontinued cash flow hedge	—	—	—	—	—	—	641
Balance, at April 3, 2022	59,328	$5,933	$254,867	$274,135	$(52,349)	$(113,625)	$(2,081)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 3, 2021	58,664	$5,865	$247,920	$208,562	$(69,288)	$(60,331)	$(6,190)
Net income	—	—	—	6,938	—	—	—
Restricted stock issuances	376	38	5,277	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(5,315)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	—
Compensation expense related to stock awards, net of forfeitures and shares received for tax withholdings	(26)	(2)	689	—	—	—	—
Pension liability adjustment	—	—	—	—	89	—	—
Foreign currency translation adjustment	—	—	—	—	—	(19,597)	—
Reclassification out of accumulated other comprehensive loss - discontinued cash flow hedge	—	—	—	—	—	—	749
Balance, at April 4, 2021	59,014	$5,901	$248,571	$214,911	$(69,199)	$(79,928)	$(5,441)

Restricted Stock Awards
During the three months ended April 3, 2022 and April 4, 2021, the Company granted restricted stock awards for 302,600 and 375,600 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.
Compensation expense related to restricted stock grants was $1.2 million and $0.7 million for the three months ended April 3, 2022, and April 4, 2021, respectively. The Company has reduced its expense for any restricted stock forfeited during the period.
The following table summarizes restricted stock outstanding as of April 3, 2022, as well as activity during the three months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	683,800	$21.06
Granted	302,600	13.21
Vested	(87,900)	17.54
Forfeited or canceled	—	—
Outstanding at April 3, 2022	898,500	$18.76
As of April 3, 2022, the unrecognized total compensation cost related to unvested restricted stock was $7.9 million. That cost is expected to be recognized by the end of 2025.
Performance Share Awards
During the three months ended April 3, 2022 and April 4, 2021, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to (among other things) the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The Company evaluates the probability of achieving the performance-based goals as of the end of each reporting period and adjusts compensation expense based on this assessment.
The following table summarizes the performance shares outstanding as of April 3, 2022, as well as the activity during the three months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	718,100	$14.98
Granted	227,800	13.19
Vested	—	—
Forfeited or canceled	(115,100)	17.54
Outstanding at April 3, 2022	830,800	$14.13
Compensation expense related to the performance shares was $1.0 million and $0.2 million for the three months ended April 3, 2022 and April 4, 2021, respectively. The Company has reduced its expense for performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $8.6 million as of April 3, 2022. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2025.
The tax benefit recognized with regard to restricted stock and performance shares was approximately $0.3 million for the three months ended April 3, 2022.

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
As of April 3, 2022, there were no significant leases that had not commenced.
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of April 3, 2022 and January 2, 2022:

	April 3, 2022		January 2, 2022
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$85,323		$90,561

Current portion of operating lease liabilities	$13,906		$14,588
Operating lease liabilities	73,454		77,905
Total operating lease liabilities	$87,360		$92,493

Property, plant and equipment, net		$4,475		$6,547

Accrued expenses		$1,806		$1,837
Other long-term liabilities		3,055		3,201
Total finance lease liabilities		$4,861		$5,038
Lease Costs

	Three Months Ended
	April 3, 2022	April 4, 2021
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$517	$279
Interest on lease liabilities	29	32
Operating lease cost	4,918	5,886
Short-term lease cost	227	463
Variable lease cost	616	806
Total lease cost	$6,307	$7,466

Other Supplemental Information

	Three Months Ended
	April 3, 2022	April 4, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$21	$32
Operating cash flows from operating leases	4,635	5,200
Financing cash flows from finance leases	479	527
Right-of-use assets obtained in exchange for new finance lease liabilities	382	1,273
Right-of-use assets obtained in exchange for new operating lease liabilities	20	2,378
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of April 3, 2022 and January 2, 2022:

	April 3, 2022	January 2, 2022
Weighted-average remaining lease term – finance leases (in years)	3.37	3.20
Weighted-average remaining lease term – operating leases (in years)	9.89	9.97
Weighted-average discount rate – finance leases	2.90%	2.82%
Weighted-average discount rate – operating leases	5.89%	5.87%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2022 (excluding the three months ended April 3, 2022)	$13,077	$1,433
2023	13,540	1,582
2024	11,980	1,208
2025	10,162	487
2026	10,387	165
Thereafter	59,149	260
Total future minimum lease payments (undiscounted)	118,295	5,135
Less: Present value discount	(30,935)	(274)
Total lease liability	$87,360	$4,861

NOTE 9 – EMPLOYEE BENEFIT PLANS
During both three-month periods ended April 3, 2022 and April 4, 2021, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.7 million.
The following tables provide the components of net periodic benefit cost for the three months ended April 3, 2022 and April 4, 2021:

	Three Months Ended
Defined Benefit Retirement Plans (Europe)	April 3, 2022	April 4, 2021
	(in thousands)
Interest cost	$916	$572
Expected return on plan assets	(1,059)	(849)
Amortization of prior service cost	32	29
Amortization of net actuarial losses	275	404
Net periodic benefit cost	$164	$156

	Three Months Ended
Salary Continuation Plan	April 3, 2022	April 4, 2021
	(in thousands)
Interest cost	$193	$176
Amortization of net actuarial losses	139	186
Net periodic benefit cost	$332	$362

	Three Months Ended
nora Defined Benefit Plan	April 3, 2022	April 4, 2021
	(in thousands)
Service cost	$225	$277
Interest cost	110	103
Amortization of net actuarial losses	50	92
Net periodic benefit cost	$385	$472
In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense, net, in the consolidated condensed statements of operations.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill attributable to each reportable segment for the three months ended April 3, 2022 are as follows:

	AMS	EAAA	Total
		(in thousands)
Balance, at January 2, 2022	$108,505	$38,520	$147,025
Foreign currency translation	(5,325)	(1,890)	(7,215)
Balance, at April 3, 2022	$103,180	$36,630	$139,810
The net carrying value of intangible assets was $72.6 million and $76.2 million at April 3, 2022 and January 2, 2022, respectively.

NOTE 11 – SEGMENT INFORMATION
The Company determines that an operating segment exists if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has operating results that are regularly reviewed by the chief operating decision maker (“CODM”) and (iii) has discrete financial information. Additionally, accounting standards require the utilization of a “management approach” to report the financial results of operating segments, which is based on information used by the CODM to assess performance and make operating and resource allocation decisions. The Company determined that it has two operating segments organized by geographical area – namely (a) Americas (“AMS”) and (b) Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment includes the United States, Canada and Latin America geographic areas.
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”), which includes allocations of corporate selling, general and administrative expenses. AOI excludes nora purchase accounting amortization, Thailand plant closure inventory write-down, and restructuring charges, asset impairment, severance and other charges. Intersegment revenues for the three months ended April 3, 2022 and April 4, 2021 were $17.3 million and $15.7 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
Segment information for the three months ended April 3, 2022 and April 4, 2021 is presented in the following table:

	Three Months Ended
	April 3, 2022	April 4, 2021
	(in thousands)
Net sales
AMS	$156,509	$126,967
EAAA	131,493	126,293
Total net sales	$288,002	$253,260

Segment AOI
AMS	$21,138	$11,913
EAAA	9,504	8,011

Depreciation and amortization
AMS	$4,058	$4,723
EAAA	6,612	7,211
Total depreciation and amortization	$10,670	$11,934

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	April 3, 2022	January 2, 2022
	(in thousands)
Assets
AMS	$546,993	$652,423
EAAA	687,535	691,844
Total segment assets	1,234,528	1,344,267
Corporate assets	132,386	146,204
Eliminations	(57,129)	(160,414)
Total reported assets	$1,309,785	$1,330,057
Reconciliations of operating income to income before income tax expense and segment AOI are presented as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
	(in thousands)
AMS operating income	$21,250	$11,647
EAAA operating income	6,170	5,219
Consolidated operating income	27,420	16,866
Interest expense	6,850	7,256
Other expense, net	170	715
Income before income tax expense	$20,400	$8,895

	Three Months Ended April 3, 2022		Three Months Ended April 4, 2021
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$21,250	$6,170	$11,647	$5,219
Purchase accounting amortization	—	1,342	—	1,421
Thailand plant closure inventory write-down	—	1,115	—	—
Restructuring, asset impairment, severance and other charges	(112)	877	266	1,371
AOI	$21,138	$9,504	$11,913	$8,011

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $1.3 million and $1.6 million for the three months ended April 3, 2022 and April 4, 2021, respectively. Income tax payments, net of refunds, amounted to $2.8 million and $3.2 million for the three months ended April 3, 2022 and April 4, 2021, respectively.
Non-Cash Financing Activities
On March 15, 2022, the Company declared cash dividends on its common stock of $0.6 million, which were paid during the second quarter of 2022 to shareholders of record as of April 1, 2022. At April 3, 2022, the dividends were recorded within accrued expenses in the consolidated condensed balance sheet.
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
During the three months ended April 3, 2022, the Company recorded a total income tax provision of $7.1 million on pre-tax income of $20.4 million resulting in an effective tax rate of 34.8%, as compared to a total income tax provision of $2.0 million on pre-tax income of $8.9 million resulting in an effective tax rate of 22.0% during the three months ended April 4, 2021. The increase in the effective tax rate for the period ended April 3, 2022 as compared to the period ended April 4, 2021 was primarily due to a non-recurring favorable change to unrecognized tax benefits in the period ended April 4, 2021, unfavorable changes related to company-owned life insurance, an increase in non-deductible executive compensation, and non-deductible charges related to the closure of the Company’s manufacturing facility in Thailand in the first quarter of 2022.
In the first three months of 2022, the Company increased its liability for unrecognized tax benefits by $0.3 million. As of April 3, 2022, the Company had accrued approximately $8.5 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of April 3, 2022 reflects a reduction for $2.8 million of these unrecognized tax benefits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, it is reasonably possible that approximately $2.6 million of unrecognized tax benefits may be recognized within the next 12 months due to a lapse of statute of limitations.

NOTE 14 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCI”), before tax, to the consolidated condensed statements of operations during the three months ended April 3, 2022 and April 4, 2021 are reflected in the table below:

		Three Months Ended
	Statement of Operations Location	April 3, 2022	April 4, 2021
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(893)	$(1,061)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	(496)	(711)
Total loss reclassified from AOCI		$(1,389)	$(1,772)

NOTE 15 – RESTRUCTURING AND OTHER CHARGES
Restructuring and asset impairment charges by reportable segment are presented as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
	(in thousands)
AMS	$—	$—
EAAA	887	(130)
Total restructuring and asset impairment charges	$887	$(130)
A summary of the restructuring reserve balance, recorded within accrued expenses in the consolidated condensed balance sheets, for the 2021 and 2019 restructuring plans is presented below:

	Workforce Reduction		Asset Impairment
	2021 Plan	2019 Plan	2021 Plan	Total
	(in thousands)
Balance, at January 2, 2022	$2,257	$97	$—	$2,354
Charged to expenses	1	—	886	887
Deductions	(957)	(97)	—	(1,054)
Charged to other accounts	—	—	(886)	(886)
Balance, at April 3, 2022	$1,301	$—	$—	$1,301
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
Expected charges and cumulative charges incurred to date under the 2021 restructuring plan are as follows:

	Workforce Reduction	Retention Bonuses(2)	Asset Impairment	Total
	(in thousands)
Estimated expected charges(1)	$2,258	$500	$2,536	$5,000	—	$6,000
Cumulative charges incurred to date(1)	2,258	—	2,536			4,794
(1) Charges are attributable to the EAAA reportable segment.
(2) The retention bonuses will be recognized through the end of fiscal year 2022 as earned over the requisite service periods.
In addition, during the three months ended April 3, 2022, in conjunction with the closure of its Thailand Facility, the Company recorded a write-down of inventory of $1.1 million within cost of sales in the consolidated condensed statements of operations.
The restructuring plan is expected to result in cash expenditures of approximately $3 million to $4 million for payment of the employee severance, employee retention bonuses and other costs of the shutdown of the Thailand manufacturing facility, as described above. The Company expects to complete the restructuring plan in fiscal year 2022 and expects the plan to yield annualized savings of approximately $1.7 million. A portion of the annualized savings is expected to be realized on the consolidated condensed statement of operations in fiscal year 2022, with the remaining portion of the annualized savings expected to be realized in fiscal year 2023.
2019 Restructuring Plan
The 2019 restructuring plan has been completed as of April 3, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended April 3, 2022, or as of, April 3, 2022, and the comparable periods of 2021, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The three-month periods ended April 3, 2022 and April 4, 2021 both include 13 weeks.
Forward-Looking Statements
This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with the ongoing COVID-19 pandemic and the economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022, as supplemented in Part II, Item 1A of this report. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Executive Overview
During the quarter ended April 3, 2022, we had consolidated net sales of $288.0 million, up 13.7% compared to $253.3 million in the first quarter last year, primarily due to the continued rebound in economic activity in certain countries following the impacts of COVID-19. Higher sales were primarily in the corporate office, education and healthcare market segments. Consolidated operating income was $27.4 million for the first quarter of 2022 compared to $16.9 million in the first quarter last year primarily due to higher sales in the current year period. Consolidated net income for the quarter ended April 3, 2022 was $13.3 million or $0.22 per share compared to $6.9 million or $0.12 per share in the first quarter last year.
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
During the first quarter of 2022, the COVID-19 pandemic continued to impact our global supply chain and manufacturing operations, which resulted in raw material shortages, raw material cost increases, higher freight costs, higher labor costs and shipping delays. These global supply chain and manufacturing challenges increased our costs and adversely affected our gross profit margin–particularly in our EAAA segment. New government imposed COVID-19 lockdowns in parts of China during the first quarter of 2022 adversely impacted sales in China by approximately 14% compared with the first quarter last year.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month periods ended April 3, 2022 and April 4, 2021:

	Three Months Ended
	April 3, 2022	April 4, 2021
Net sales	100.0%	100.0%
Cost of sales	62.9	62.1
Gross profit on sales	37.1	37.9
Selling, general and administrative expenses	27.3	31.3
Restructuring and asset impairment charges	0.3	(0.1)
Operating income	9.5	6.7
Interest/Other expense, net	2.4	3.1
Income before income tax expense	7.1	3.6
Income tax expense	2.5	0.8
Net income	4.6%	2.8%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month periods ended April 3, 2022, and April 4, 2021:

	Three Months Ended		Percentage Change
	April 3, 2022	April 4, 2021
	(in thousands)
Consolidated net sales	$288,002	$253,260	13.7%
For the quarter ended April 3, 2022, consolidated net sales increased $34.7 million (13.7%) versus the comparable period in 2021, primarily due to higher sales volume and prices. Currency fluctuations had a negative impact on consolidated net sales of approximately $7.9 million (3.1%) for the first quarter of 2022, due primarily to the weakening of the Euro, Australian dollar and British Pound sterling against the U.S. dollar. On a market segment basis, the sales increase was primarily in the corporate office, education and healthcare market segments as a result of higher corporate reinvestment and government spending on school renovation projects.
Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month periods ended April 3, 2022, and April 4, 2021:

	Three Months Ended		Percentage Change
	April 3, 2022	April 4, 2021
	(in thousands)
Cost of sales	$181,203	$157,222	15.3%
Selling, general and administrative expenses	78,492	79,302	(1.0)%
For the quarter ended April 3, 2022, consolidated cost of sales increased $24.0 million (15.3%) compared to the first quarter of 2021, primarily due to higher sales and continuing inflationary pressures on raw materials, freight and labor costs. Currency translation had a positive impact on consolidated cost of sales in the first quarter of 2022 and partially reduced our costs by approximately $5.2 million (3.3%) compared to the same period last year. As a percentage of net sales, our cost of sales increased to 62.9% for the first quarter of 2022 versus 62.1% for the first quarter of 2021.

For the quarter ended April 3, 2022, consolidated selling, general and administrative (“SG&A”) expenses decreased $0.8 million (1.0%) versus the comparable period in 2021. Currency translation had a positive impact on consolidated SG&A expenses in the first quarter of 2022 and partially reduced our costs by approximately $1.9 million (2.7%) compared to the same period last year. SG&A expenses were also lower for the first quarter of 2022 due to lower severance costs and lower labor costs of approximately $2.6 million driven by employee headcount reduction initiatives in response to the impacts of COVID-19. These lower costs were partially offset by higher selling expenses of approximately $1.8 million during the first quarter of 2022 due to higher sales. As a percentage of sales, SG&A expenses decreased to 27.3% for the first quarter of 2022 versus 31.3% for the first quarter of 2021.
Restructuring Activities
On September 8, 2021, the Company committed to a new restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, involving the closure of the Company’s manufacturing facility in Thailand at the end of the first quarter of 2022. In the first quarter of 2022, we recognized restructuring charges of approximately $0.9 million under this plan primarily related to the impairment of property, plant and equipment at the Thailand facility.
In addition, in conjunction with the closure of its Thailand Facility, the Company recorded a write-down of inventory of $1.1 million in the first quarter of 2022 within cost of sales in the consolidated condensed statements of operations.
See Note 15 entitled “Restructuring and Other Charges” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest Expense
During the quarter ended April 3, 2022, interest expense was $6.9 million, a decrease of $0.4 million from the comparable period in 2021, primarily due to lower outstanding term loan borrowings under the Facility.

Segment Operating Results
AMS Segment - Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month periods ended April 3, 2022, and April 4, 2021:

	Three Months Ended		Percentage Change
	April 3, 2022	April 4, 2021
	(in thousands)
AMS segment net sales	$156,509	$126,967	23.3%
AMS segment AOI(1)	21,138	11,913	77.4%
(1) Includes allocation of corporate SG&A expenses. Excludes non-recurring items related to restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the first quarter of 2022, net sales in AMS increased 23.3% versus the comparable period in 2021 primarily due to higher sales volume and prices in the corporate office, education and healthcare market segments.
AOI in AMS increased 77.4% during the first quarter of 2022 compared to the prior year period primarily due to higher sales. The increase in AOI was also due to higher pricing and favorable fixed cost absorption, partially offset by higher raw material costs, higher freight costs, and higher labor costs as a result of continuing inflationary pressures.
EAAA Segment - Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month periods ended April 3, 2022, and April 4, 2021:

	Three Months Ended		Percentage Change
	April 3, 2022	April 4, 2021
	(in thousands)
EAAA segment net sales	$131,493	$126,293	4.1%
EAAA segment AOI(1)	9,504	8,011	18.6%
(1) Includes allocation of corporate SG&A expenses. Excludes non-recurring items related to purchase accounting amortization, Thailand plant closure inventory write-down, and restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the first quarter of 2022, net sales in EAAA increased 4.1% versus the comparable period in 2021. Currency fluctuations had a negative impact on EAAA sales of approximately $7.9 million (6.3%) for the first quarter 2022 compared to the same period last year due to the weakening of the Euro, British Pound sterling, and Australian dollar against the U.S. dollar. During the first quarter of 2022, EAAA sales were adversely impacted by new government imposed COVID-19 lockdowns in parts of China. On a market segment basis, the EAAA sales increase was most significant in the corporate office and healthcare market segments, partially offset by decreases in the public buildings market segment.
AOI in EAAA increased 18.6% during the first quarter of 2022 versus the comparable period in 2021 primarily due to the impact of higher sales. Currency fluctuations had a negative impact on AOI of approximately $1.0 million (6.8%) for the first quarter of 2022 compared to the first quarter last year. EAAA SG&A expenses as a percentage of net sales in the first quarter of 2022 decreased approximately 3% compared to the first quarter of 2021, which contributed to the increase in AOI for the first quarter of 2022. AOI in the first quarter of 2022 was adversely impacted by higher raw material costs, higher freight costs, and higher labor costs as a result of continuing inflationary pressures.

Liquidity and Capital Resources
General
At April 3, 2022, the Company had $76.1 million in cash. At that date, the Company had $213.5 million in term loan borrowings, $15.0 million in revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Facility, and we had $300.0 million of Senior Notes outstanding. As of April 3, 2022, we had additional borrowing capacity of $283.4 million under the Facility and $4.0 million of borrowing capacity under other credit facilities in place at other non-U.S. subsidiaries. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its existing Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $144 million and $136 million for the three-month periods ended April 3, 2022 and April 4, 2021, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $43 million and $45 million as of April 3, 2022 and January 2, 2022, respectively.
Analysis of Cash Flows
The following table presents a summary of cash flows for the three-month periods ended April 3, 2022 and April 4, 2021, respectively:

	Three Months Ended
	April 3, 2022	April 4, 2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,696)	$24,855
Investing activities	(4,781)	(5,214)
Financing activities	2,894	(12,981)
Effect of exchange rate changes on cash	(1,581)	(2,790)
Net change in cash and cash equivalents	(21,164)	3,870
Cash and cash equivalents at beginning of period	97,252	103,053
Cash and cash equivalents at end of period	$76,088	$106,923
Cash used in operating activities was $17.7 million for the three months ended April 3, 2022, which represents a decrease of $42.6 million compared with cash provided by operating activities in the prior year comparable period. The decrease was primarily due to a greater use of cash for working capital during the first three months of 2022. Specifically, higher inventories as a result of increased customer demand, raw material costs and input costs contributed to the greater use of cash for working capital compared to last year. Accrued bonus payments during the first quarter of 2022 also contributed to the increased use of cash. These uses of cash were partially offset by higher accounts receivable collections during the first quarter of 2022.
Cash used in investing activities was $4.8 million for the three months ended April 3, 2022, which represents a decrease of $0.4 million from the prior year comparable period. The decrease from the comparable period was primarily due to a decrease in capital expenditures due to reduced capital investment.
Cash provided by financing activities was $2.9 million for the three months ended April 3, 2022, which represents an increase of $15.9 million compared with cash used in financing activities in the prior year comparable period. The year-over-year increase was primarily due to higher revolving loan borrowings in 2022 to fund operating activities as described above.
Purchase Obligations
In March of 2022, we entered into a purchase obligations commitment to procure fiberglass raw materials through the end of 2026 for approximately $22.5 million. We expect that approximately $4.5 million will be purchased within the next 12 months.

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

We anticipate revenue growth in the second quarter of fiscal year 2022 compared with the first quarter of 2022. We are also anticipating continued impacts to our global supply chain and manufacturing operations. These impacts are expected to include significant cost increases in our raw materials globally and continued labor shortages and cost increases. The impacts may also potentially include raw material shortages, higher freight costs, shipping delays, and other disruption. These impacts to our supply chain and manufacturing will increase our costs and adversely affect our gross margins, they may inhibit our ability to manufacture and ship product timely, and at times they may inhibit our ability to meet customer demands and expectations.

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
Backlog
As of April 24, 2022, the consolidated backlog of orders was approximately $266.6 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, backlog was approximately $215.6 million as of February 6, 2022. Disruptions in supply and distribution chains, global travel restrictions and government imposed lockdowns due to the impact of COVID-19 have resulted in delays of construction projects and flooring installations in many regions worldwide.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the three months ended April 3, 2022, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
Because the debt outstanding under our Facility has variable interest rates based on an underlying prime lending rate or LIBOR rate (or alternative successor benchmark rate), we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate or LIBOR rate (or alternative successor benchmark rate) would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 2, 2022.
As of April 3, 2022, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $15.3 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $14.0 million.
As of April 3, 2022, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.6 million or an increase in the fair value of our financial instruments of $10.5 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. The disclosure under the headings “Lawsuit by Former CEO in Connection with Termination” and “Putative Class Action Lawsuit” set forth in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended January 2, 2022 is incorporated by reference herein.
In the lawsuit by the former CEO, Mr. Gould’s defamation claims (two counts) were dismissed with prejudice by stipulation of the parties. The Company filed a motion for summary judgment on Mr. Gould’s remaining claims, and on March 31, 2022, the Court entered an order granting the Company’s motion for summary judgment on all of those remaining claims. (The order is subject to a possible appeal by Mr. Gould to the U.S. Court of Appeals for the 11th Circuit.) The Company believes the lawsuit (and any appeal therefrom) is without merit and intends to defend vigorously against it.
In the putative class action lawsuit, the Court has appointed a lead plaintiff, which filed an Amended Complaint that, among other things, added the Company’s former chief financial officer as a defendant. As in the original complaint, the allegations in the Amended Complaint relate to the subject matter of the concluded SEC investigation described in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended January 2, 2022. The Company has filed a motion to dismiss the Amended Complaint in its entirety, and that motion is pending with the Court. The Company believes the putative class action is without merit and that the Company has good defenses to it. The Company intends to defend itself vigorously against the action.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 2, 2022, as well as the following new risk factor which updates the risk factors set forth in our Annual Report:
The conflict between Russia and Ukraine could adversely affect our business, results of operations and financial position.
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks arising from the conflict between Russia and Ukraine, may adversely affect our business, results of operations and financial position. While our business activities within the countries of Russia and Ukraine are not material, the broader consequences of this conflict and the extent of its effects on us as well as the global economy cannot be predicted. These consequences include or may include government sanctions, embargoes, regional instability, geopolitical shifts, potential retaliatory action by the Russian government against companies or other countries, and increased tensions between Russia and the United States or other countries in which we operate.
Russia is a key supplier of natural gas, oil, and other raw materials to European countries. We have substantial manufacturing operations in Europe (including Germany, the Netherlands, and the United Kingdom), and we have key suppliers in Europe, which rely upon natural gas, oil, and other raw materials to operate. Our sole rubber flooring plant is in Germany, and our primary European carpet tile plant is in the Netherlands. Any disruption in the supply of natural gas, oil, or other raw materials from Russia to Europe could adversely affect our ability to operate our business, our results of operations and our financial position, or adversely affect the ability of our key suppliers to meet our raw material requirements. Our customers’ businesses, results of operations and financial positions also could be adversely impacted by the conflict in Ukraine, which could reduce their spending on our products.
The conflict between Russia and Ukraine is ongoing and its duration is uncertain. We cannot predict the outcome of the conflict or its impact on the broader region, as the conflict and related government actions are evolving and are beyond our control. To the extent the conflict between Russia and Ukraine adversely affects our business, it may also have the effect of heightening other risks disclosed in our Annual Report, any of which could materially and adversely affect our business, results of operations and financial condition. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and corporate and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including fuel surcharges in response to rising fuel costs; further disruptions in global supply chains; terrorist activities targeting business infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended April 3, 2022:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 3 - January 30, 2022	—	$—	—	$—
January 31 - February 27, 2022 (2)	29,258	13.61	—	—
February 28 - April 3, 2022	—	—	—	—
Total	29,258	$13.61	—	$—
(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2022, which commenced January 3, 2022 and ended April 3, 2022.
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
10.1
Employment Offer Letter for Laurel M. Hurd dated March 3, 2022 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on March 7, 2022, previously filed with the Commission and incorporated herein by reference).*

10.2
Severance Protection and Change in Control Agreement of Laurel M. Hurd dated April 18, 2022 (included as Exhibit 99.1 to the Company’s current report on Form 8-K/A filed on April 21, 2022, previously filed with the Commission and incorporated herein by reference).*

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 3, 2022, formatted in Inline XBRL
* Management contract or compensatory plan or agreement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 10, 2022	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)