Form 10-Q
period 2022-07-03
INTERFACE INC
filed 2022-08-09
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 3, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of August 4, 2022:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,762,437

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	JULY 3, 2022	JANUARY 2, 2022
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$91,653	$97,252
Accounts receivable, net	174,023	171,676
Inventories, net	318,076	265,092
Prepaid expenses and other current assets	42,938	38,320
Total current assets	626,690	572,340
Property, plant and equipment, net	306,520	329,801
Operating lease right-of-use assets	84,788	90,561
Deferred tax asset	23,559	23,994
Goodwill and intangibles, net	193,224	223,204
Other assets	78,666	90,157

Total assets	$1,313,447	$1,330,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$92,578	$85,924
Accrued expenses	127,978	146,298
Current portion of operating lease liabilities	14,152	14,588
Current portion of long-term debt	14,651	15,002
Total current liabilities	249,359	261,812
Long-term debt	530,716	503,056
Operating lease liabilities	72,816	77,905
Deferred income taxes	32,559	36,723
Other long-term liabilities	80,620	87,163

Total liabilities	966,070	966,659

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at July 3, 2022 and January 2, 2022	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 59,097 and 59,055 shares issued and outstanding at July 3, 2022 and January 2, 2022, respectively	5,910	5,905
Additional paid-in capital	251,452	253,110
Retained earnings	290,358	261,434
Accumulated other comprehensive loss – foreign currency translation	(150,295)	(100,441)
Accumulated other comprehensive loss – cash flow hedge	(1,541)	(2,722)
Accumulated other comprehensive loss – pension liability	(48,507)	(53,888)

Total shareholders’ equity	347,377	363,398

Total liabilities and shareholders’ equity	$1,313,447	$1,330,057
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2022	JULY 4, 2021	JULY 3, 2022	JULY 4, 2021
Net sales	$346,605	$294,785	$634,607	$548,045
Cost of sales	229,899	185,793	411,102	343,015
Gross profit	116,706	108,992	223,505	205,030

Selling, general and administrative expenses	81,371	79,830	159,863	159,132
Restructuring and asset impairment charges	810	(62)	1,697	(192)
Operating income	34,525	29,224	61,945	46,090

Interest expense	7,190	7,289	14,040	14,545
Other expense, net	1,394	617	1,564	1,332

Income before income tax expense	25,941	21,318	46,341	30,213
Income tax expense	9,123	5,807	16,230	7,764

Net income	$16,818	$15,511	$30,111	$22,449

Earnings per share – basic	$0.28	$0.26	$0.51	$0.38
Earnings per share – diluted	$0.28	$0.26	$0.51	$0.38

Common shares outstanding – basic	59,368	59,041	59,308	58,885
Common shares outstanding – diluted	59,368	59,041	59,308	58,885
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 3, 2022	JULY 4, 2021	JULY 3, 2022	JULY 4, 2021
Net income	$16,818	$15,511	$30,111	$22,449
Other comprehensive income (loss), after tax:
Foreign currency translation adjustment	(36,670)	3,455	(49,854)	(16,142)
Reclassification from accumulated other comprehensive loss – discontinued cash flow hedge	540	745	1,181	1,494
Pension liability adjustment	3,842	100	5,381	189
Other comprehensive income (loss)	(32,288)	4,300	(43,292)	(14,459)

Comprehensive income (loss)	$(15,470)	$19,811	$(13,181)	$7,990
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	SIX MONTHS ENDED
	JULY 3, 2022	JULY 4, 2021
OPERATING ACTIVITIES:
Net income	$30,111	$22,449
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	20,836	23,670
Stock compensation amortization expense	4,327	2,472
Deferred income taxes and other	8,941	1,057
Amortization of acquired intangible assets	2,613	2,862
Working capital changes:
Accounts receivable	(7,782)	(8,816)
Inventories	(63,226)	(33,855)
Prepaid expenses and other current assets	(5,696)	(14,830)
Accounts payable and accrued expenses	(2,832)	40,109

Cash (used in) provided by operating activities	(12,708)	35,118

INVESTING ACTIVITIES:
Capital expenditures	(9,127)	(12,112)

Cash used in investing activities	(9,127)	(12,112)

FINANCING ACTIVITIES:
Repayments of long-term debt	(79,682)	(56,796)
Borrowing of long-term debt	109,377	38,000
Tax withholding payments for share-based compensation	(398)	(193)
Repurchase of common stock	(5,582)	—
Dividends paid	(1,187)	(1,178)
Debt issuance costs	—	(36)
Finance lease payments	(1,010)	(1,116)

Cash provided by (used in) financing activities	21,518	(21,319)

Net cash (used in) provided by operating, investing and financing activities	(317)	1,687
Effect of exchange rate changes on cash	(5,282)	(2,368)

CASH AND CASH EQUIVALENTS:
Net decrease	(5,599)	(681)
Balance, beginning of period	97,252	103,053

Balance, end of period	$91,653	$102,372
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
The six-month periods ended July 3, 2022 and July 4, 2021 both include 26 weeks. The three-month periods ended July 3, 2022 and July 4, 2021 both include 13 weeks.
Risks and Uncertainties
Global economic challenges, including the impact of the COVID-19 pandemic, the war in Ukraine, rising inflation and supply chain disruptions could cause economic uncertainty and volatility. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein. The Company determined that except for the continued impacts to our global supply chain, production volume, raw material shortages, raw material cost increases, higher freight costs, shipping delays and labor shortages, gross profit margins, operating income, net income, cash flows, and order rates, there were no other material adverse impacts on the Company’s results of operations and financial position at July 3, 2022. While our business activities in Russia and Ukraine are not material, we had approximately $2.2 million of total assets, including $1.7 million of cash, in Russia at July 3, 2022. The Company’s primary credit facility has various financial and other covenants including, but not limited to, a covenant to not exceed a maximum secured net debt to EBITDA ratio, as defined by the credit facility agreement. The Company is in compliance with all covenants under the credit facility agreement and anticipates that it will remain in compliance with the covenants for the foreseeable future.
COVID-19 Impact
We continue to monitor our operations and have implemented various programs to mitigate the effects of COVID-19 on our business. Our global supply chain and manufacturing operations continue to experience increased impacts of COVID-19 including raw material shortages, raw material cost increases, higher freight costs, shipping delays, and labor shortages. During the first six months of 2022, new government imposed COVID-19 lockdowns in parts of China adversely impacted sales in that region.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This ASU clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The ASU also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this standard.

NOTE 2 – REVENUE RECOGNITION
Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue for both six-month periods ended July 3, 2022 and July 4, 2021. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material for both 2022 and 2021 six-month periods.
Disaggregation of Revenue
For the six months ended July 3, 2022 and July 4, 2021, revenue from the Company’s customers is broken down by geography as follows:

	Six Months Ended
Geography	July 3, 2022	July 4, 2021
Americas	57.2%	51.8%
Europe	29.8%	33.6%
Asia-Pacific	13.0%	14.6%
Revenue from the Company’s customers in the Americas corresponds to the AMS operating segment, and the EAAA operating segment includes revenue from the Europe and Asia-Pacific geographies. See Note 11 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	July 3, 2022	January 2, 2022
	(in thousands)
Finished goods	$225,239	$182,896
Work-in-process	20,761	15,185
Raw materials	72,076	67,011
Inventories, net	$318,076	$265,092

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

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(in thousands, except per share data)
Numerator:
Net income	$16,818	$15,511	$30,111	$22,449
Less: distributed and undistributed earnings available to participating securities	(286)	(192)	(470)	(229)
Distributed and undistributed earnings available to common shareholders	$16,532	$15,319	$29,641	$22,220

Denominator:
Weighted average shares outstanding	58,358	58,310	58,380	58,283
Participating securities	1,010	731	928	602
Shares for basic EPS	59,368	59,041	59,308	58,885
Shares for diluted EPS	59,368	59,041	59,308	58,885

Basic EPS	$0.28	$0.26	$0.51	$0.38
Diluted EPS	$0.28	$0.26	$0.51	$0.38

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	July 3, 2022		January 2, 2022
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$44,521	3.02%	$7,500	4.00%
Term loan borrowings	207,283	2.95%	217,631	1.84%
Total borrowings under Syndicated Credit Facility	251,804	2.96%	225,131	1.91%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	551,804		525,131
Less: Unamortized debt issuance costs	(6,437)		(7,073)

Total debt, net	545,367		518,058
Less: Current portion of long-term debt	(14,651)		(15,002)

Total long-term debt, net	$530,716		$503,056
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
As of both July 3, 2022 and January 2, 2022, the Company had $1.6 million in letters of credit outstanding under the Facility.
As of both July 3, 2022 and January 2, 2022, the carrying value of the Company’s borrowings under the Facility approximated its fair value as the Facility bears interest rates that are similar to existing market rates.
Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which are due on the last day of the calendar quarter.
The Company is in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.
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

As of July 3, 2022, the estimated fair value of the Senior Notes was $262.2 million, compared with a carrying value recorded in the Company’s consolidated condensed balance sheet of $300.0 million, excluding unamortized debt issuance costs. The fair value of the Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy.
Other Lines of Credit
Subsidiaries of the Company had an aggregate of the equivalent of $4.0 million of other lines of credit available at interest rates ranging from 3.5% to 4.5% as of July 3, 2022, and $6.0 million of other lines of credit available at interest rates ranging from 3.5% to 6.0% as of January 2, 2022. As of both July 3, 2022 and January 2, 2022, there were no borrowings outstanding under these lines of credit.
Borrowing Costs
Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of July 3, 2022 and January 2, 2022, the unamortized debt issuance costs recorded as a reduction of long-term debt were $6.4 million and $7.1 million, respectively.
Other deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of revolving debt, net of accumulated amortization, were $1.4 million and $1.6 million as of July 3, 2022 and January 2, 2022, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.

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
As of July 3, 2022 and January 2, 2022, the remaining accumulated other comprehensive loss associated with the terminated interest rate swaps was $2.0 million and $3.8 million, respectively, and will be amortized to earnings over the remaining term of the interest rate swaps prior to termination. We expect that approximately $1.8 million, before tax, related to the terminated interest rate swaps will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
Derivative Transactions Not Designated as Hedging Instruments
Our EAAA segment, from time to time, purchases foreign currency options to economically hedge inventory purchases denominated in foreign currencies other than their functional currency. The Company’s objective with respect to these foreign currency options is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to payment on inventory purchases. These options are classified as non-designated derivative instruments. Gains and losses on the changes in fair value of these foreign currency options are recognized in earnings each period. As of July 3, 2022 and January 2, 2022, the Company had no outstanding foreign currency options.
The following table summarizes gains on derivatives not designated as hedging instruments within the consolidated condensed statements of operations for the three and six months ended July 4, 2021:

	Statement of Operations Location	Three Months Ended July 4, 2021	Six Months Ended July 4, 2021
		(in thousands)
Foreign currency options gain	Other expense, net	$134	$319

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three and six months ended July 3, 2022 and July 4, 2021:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 2, 2022	59,055	$5,905	$253,110	$261,434	$(53,888)	$(100,441)	$(2,722)
Net income	—	—	—	13,293	—	—	—
Restricted stock issuances	303	30	3,966	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(3,996)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(592)	—	—	—
Compensation expense related to stock awards, net of shares received for tax withholdings	(30)	(2)	1,787	—	—	—	—
Pension liability adjustment	—	—	—	—	1,539	—	—
Foreign currency translation adjustment	—	—	—	—	—	(13,184)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	641
Balance, at April 3, 2022	59,328	$5,933	$254,867	$274,135	$(52,349)	$(113,625)	$(2,081)
Net income	—	—	—	16,818	—	—	—
Restricted stock issuances	198	20	2,533	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(2,553)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(595)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(14)	(1)	2,145	—	—	—	—
Share repurchases	(415)	(42)	(5,540)	—	—	—	—
Pension liability adjustment	—	—	—	—	3,842	—	—
Foreign currency translation adjustment	—	—	—	—	—	(36,670)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	540
Balance, at July 3, 2022	59,097	$5,910	$251,452	$290,358	$(48,507)	$(150,295)	$(1,541)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 3, 2021	58,664	$5,865	$247,920	$208,562	$(69,288)	$(60,331)	$(6,190)
Net income	—	—	—	6,938	—	—	—
Restricted stock issuances	376	38	5,277	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(5,315)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	—
Compensation expense related to stock awards, net of forfeitures and shares received for tax withholdings	(26)	(2)	689	—	—	—	—
Pension liability adjustment	—	—	—	—	89	—	—
Foreign currency translation adjustment	—	—	—	—	—	(19,597)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	749
Balance, at April 4, 2021	59,014	$5,901	$248,571	$214,911	$(69,199)	$(79,928)	$(5,441)
Net income	—	—	—	15,511	—	—	—
Restricted stock issuances	52	6	789	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(794)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	—
Compensation expense related to stock awards	—	—	1,548	—	—	—	—
Pension liability adjustment	—	—	—	—	100	—	—
Foreign currency translation adjustment	—	—	—	—	—	3,455	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	745
Balance, at July 4, 2021	59,066	$5,907	$250,114	$229,833	$(69,099)	$(76,473)	$(4,696)
Repurchase of Common Stock
In the second quarter of 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the second quarter of 2022, the Company repurchased 415,223 shares of common stock at a weighted average price of $13.44 per share pursuant to this program.
Restricted Stock Awards
During the six months ended July 3, 2022 and July 4, 2021, the Company granted restricted stock awards for 500,800 and 428,400 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. For certain restricted stock awards with a graded vesting schedule, the Company has elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.
Compensation expense related to restricted stock grants was $2.6 million and $1.8 million for the six months ended July 3, 2022, and July 4, 2021, respectively. The Company has reduced its expense for any restricted stock forfeited during the period.

The following table summarizes restricted stock outstanding as of July 3, 2022, as well as activity during the six months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	683,800	$21.06
Granted	500,800	13.08
Vested	(140,700)	16.60
Forfeited or canceled	(14,400)	14.09
Outstanding at July 3, 2022	1,029,500	$17.89
As of July 3, 2022, the unrecognized total compensation cost related to unvested restricted stock was $8.8 million. That cost is expected to be recognized by the end of 2025.
Performance Share Awards
During the six months ended July 3, 2022 and July 4, 2021, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to (among other things) the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The Company evaluates the probability of achieving the performance-based goals as of the end of each reporting period and adjusts compensation expense based on this assessment.
The following table summarizes the performance shares outstanding as of July 3, 2022, as well as the activity during the six months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	718,100	$14.98
Granted	366,900	13.02
Vested	—	—
Forfeited or canceled	(132,800)	17.11
Outstanding at July 3, 2022	952,200	$13.92
Compensation expense related to the performance shares was $1.7 million and $0.7 million for the six months ended July 3, 2022 and July 4, 2021, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $9.4 million as of July 3, 2022. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2025.
The tax benefit recognized with regard to restricted stock and performance shares was approximately $0.4 million for the six months ended July 3, 2022.

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
As of July 3, 2022, there were no significant leases that had not commenced.
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of July 3, 2022 and January 2, 2022:

	July 3, 2022		January 2, 2022
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$84,788		$90,561

Current portion of operating lease liabilities	$14,152		$14,588
Operating lease liabilities	72,816		77,905
Total operating lease liabilities	$86,968		$92,493

Property, plant and equipment, net		$5,718		$6,547

Accrued expenses		$2,052		$1,837
Other long-term liabilities		4,057		3,201
Total finance lease liabilities		$6,109		$5,038
Lease Costs

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$538	$305	$1,055	$584
Interest on lease liabilities	41	35	70	67
Operating lease cost	4,649	5,914	9,567	11,800
Short-term lease cost	211	179	438	642
Variable lease cost	782	482	1,398	1,288
Total lease cost	$6,221	$6,915	$12,528	$14,381

Other Supplemental Information

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$32	$35	$53	$67
Operating cash flows from operating leases	4,813	5,476	9,448	10,676
Financing cash flows from finance leases	531	589	1,010	1,116
Right-of-use assets obtained in exchange for new finance lease liabilities	1,961	1,471	2,343	2,744
Right-of-use assets obtained in exchange for new operating lease liabilities	6,803	3,267	6,823	5,645
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of July 3, 2022 and January 2, 2022:

	July 3, 2022	January 2, 2022
Weighted-average remaining lease term – finance leases (in years)	3.95	3.20
Weighted-average remaining lease term – operating leases (in years)	9.44	9.97
Weighted-average discount rate – finance leases	3.15%	2.82%
Weighted-average discount rate – operating leases	5.75%	5.87%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2022 (excluding the six months ended July 3, 2022)	$8,830	$1,109
2023	14,449	1,936
2024	13,128	1,575
2025	10,941	848
2026	11,225	411
Thereafter	57,248	681
Total future minimum lease payments (undiscounted)	115,821	6,560
Less: Present value discount	(28,853)	(451)
Total lease liability	$86,968	$6,109

NOTE 9 – EMPLOYEE BENEFIT PLANS
During the three and six months ended July 3, 2022, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $1.3 million, respectively. During the three and six months ended July 4, 2021, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.7 million and $1.4 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and six months ended July 3, 2022 and July 4, 2021:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plans (Europe)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(in thousands)
Interest cost	$857	$579	$1,773	$1,151
Expected return on plan assets	(990)	(860)	(2,049)	(1,709)
Amortization of prior service cost	30	29	62	58
Amortization of net actuarial losses	256	409	531	813
Net periodic benefit cost	$153	$157	$317	$313

	Three Months Ended		Six Months Ended
Salary Continuation Plan	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(in thousands)
Interest cost	$193	$177	$386	$353
Amortization of net actuarial losses	140	186	279	372
Net periodic benefit cost	$333	$363	$665	$725

	Three Months Ended		Six Months Ended
nora Defined Benefit Plan	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(in thousands)
Service cost	$211	$277	$436	$554
Interest cost	105	104	215	207
Amortization of net actuarial losses	48	92	98	184
Net periodic benefit cost	$364	$473	$749	$945
In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense, net, in the consolidated condensed statements of operations.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill allocated to each reportable segment for the six months ended July 3, 2022 are as follows:

	AMS	EAAA	Total
		(in thousands)
Balance, at January 2, 2022	$108,505	$38,520	$147,025
Foreign currency translation	(15,485)	(5,498)	(20,983)
Balance, at July 3, 2022	$93,020	$33,022	$126,042
The net carrying value of intangible assets other than goodwill was $67.2 million and $76.2 million at July 3, 2022 and January 2, 2022, respectively.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”), which includes allocations of corporate selling, general and administrative expenses. AOI excludes nora purchase accounting amortization, Thailand plant closure inventory write-down, and restructuring charges, asset impairment, severance and other charges. Intersegment revenues for the three and six months ended July 3, 2022 were $19.4 million and $36.7 million, respectively, and intersegment revenues for the three and six months ended July 4, 2021 were $20.6 million and $36.3 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
Segment information for the three and six months ended July 3, 2022 and July 4, 2021 is presented in the following table:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(in thousands)
Net sales
AMS	$206,810	$156,665	$363,319	$283,632
EAAA	139,795	138,120	271,288	264,413
Total net sales	$346,605	$294,785	$634,607	$548,045

Segment AOI
AMS	$28,389	$21,098	$49,527	$33,011
EAAA	10,131	9,960	19,635	17,971

Depreciation and amortization
AMS	$4,183	$4,504	$8,241	$9,227
EAAA	5,983	7,232	12,595	14,443
Total depreciation and amortization	$10,166	$11,736	$20,836	$23,670

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	July 3, 2022	January 2, 2022
	(in thousands)
Assets
AMS	$563,895	$652,423
EAAA	674,175	691,844
Total segment assets	1,238,070	1,344,267
Corporate assets	127,056	146,204
Eliminations	(51,679)	(160,414)
Total reported assets	$1,313,447	$1,330,057
Reconciliations of operating income to income before income tax expense and segment AOI are presented as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(in thousands)
AMS operating income	$28,413	$21,101	$49,663	$32,748
EAAA operating income	6,112	8,123	12,282	13,342
Consolidated operating income	34,525	29,224	61,945	46,090
Interest expense	7,190	7,289	14,040	14,545
Other expense, net	1,394	617	1,564	1,332
Income before income tax expense	$25,941	$21,318	$46,341	$30,213

	Three Months Ended July 3, 2022		Three Months Ended July 4, 2021
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$28,413	$6,112	$21,101	$8,123
Purchase accounting amortization	—	1,271	—	1,441
Thailand plant closure inventory write-down	—	938	—	—
Restructuring, asset impairment, severance and other charges	(24)	1,810	(3)	396
AOI	$28,389	$10,131	$21,098	$9,960

	Six Months Ended July 3, 2022		Six Months Ended July 4, 2021
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$49,663	$12,282	$32,748	$13,342
Purchase accounting amortization	—	2,613	—	2,862
Thailand plant closure inventory write-down	—	2,053	—	—
Restructuring, asset impairment, severance and other charges	(136)	2,687	263	1,767
AOI	$49,527	$19,635	$33,011	$17,971

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $11.2 million and $11.9 million for the six months ended July 3, 2022 and July 4, 2021, respectively. Income tax payments, net of refunds, amounted to $6.8 million and $7.5 million for the six months ended July 3, 2022 and July 4, 2021, respectively.
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
During the six months ended July 3, 2022, the Company recorded a total income tax provision of $16.2 million on pre-tax income of $46.3 million resulting in an effective tax rate of 35.0%, as compared to a total income tax provision of $7.8 million on pre-tax income of $30.2 million resulting in an effective tax rate of 25.7% during the six months ended July 4, 2021. The increase in the effective tax rate for the period ended July 3, 2022 as compared to the period ended July 4, 2021 was primarily due to a non-recurring favorable change to unrecognized tax benefits in the period ended July 4, 2021, unfavorable changes related to company-owned life insurance, an increase in non-deductible executive compensation, and non-deductible charges related to the closure of the Company’s manufacturing facility in Thailand in the first half of 2022.
In April of 2021, the Company filed requests with both the Competent Authority in the Netherlands and in the U.K. to initiate a mutual agreement procedure (“MAP”) related to the double taxation arising from adjustments made by Her Majesty’s Revenue & Customs to the Company’s U.K. subsidiaries’ tax returns for years 2012 through 2017. The adjustments result from the interest rate applied in the intra-group financing arrangement between a Company subsidiary in the U.K. and the Netherlands. In June of 2022, the Company was notified that the Competent Authorities had reached an agreement on the interest rate to be applied for the years 2012 through 2017. The Company recognized the adjustments in the period ending July 3, 2022, based on the outcome of the MAP. The recognition of the adjustments did not have a material impact on the Company’s effective tax rate or its financial position.
In the first six months of 2022, the Company decreased its liability for unrecognized tax benefits by $0.1 million. As of July 3, 2022, the Company had accrued approximately $8.1 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of July 3, 2022 reflects a reduction for $2.8 million of these unrecognized tax benefits.
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

NOTE 14 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCI”), before tax, to the consolidated condensed statements of operations during the three and six months ended July 3, 2022 and July 4, 2021 are reflected in the tables below:

		Three Months Ended
	Statement of Operations Location	July 3, 2022	July 4, 2021
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(878)	$(1,046)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	(474)	(716)
Total loss reclassified from AOCI		$(1,352)	$(1,762)

		Six Months Ended
	Statement of Operations Location	July 3, 2022	July 4, 2021
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(1,771)	$(2,107)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	(970)	(1,427)
Total loss reclassified from AOCI		$(2,741)	$(3,534)

NOTE 15 – RESTRUCTURING AND OTHER CHARGES
Restructuring and asset impairment charges by reportable segment are presented as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(in thousands)
AMS	$—	$—	$—	$—
EAAA	810	(62)	1,697	(192)
Total restructuring and asset impairment charges	$810	$(62)	$1,697	$(192)
A summary of the restructuring reserve balance, recorded within accrued expenses in the consolidated condensed balance sheets, for the 2021 and 2019 restructuring plans is presented below:

	Workforce Reduction		Retention Bonuses	Asset Impairment and Other Related Charges
	2021 Plan	2019 Plan	2021 Plan	2021 Plan	Total
	(in thousands)
Balance, at January 2, 2022	$2,257	$97	$—	$—	$2,354
Charged to expenses	1	—	187	1,509	1,697
Deductions	(1,107)	(97)	(22)	—	(1,226)
Charged to other accounts	—	—	—	(1,509)	(1,509)
Balance, at July 3, 2022	$1,151	$—	$165	$—	$1,316
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
Expected charges and cumulative charges incurred to date under the 2021 restructuring plan are as follows:

	Workforce Reduction	Retention Bonuses(2)	Asset Impairment and Other Related Charges	Total
	(in thousands)
Estimated expected charges(1)	$2,300	$500	$3,700	$6,500
Cumulative charges incurred to date(1)	2,258	187	3,159	5,604
(1) Charges are attributable to the EAAA reportable segment.
(2) The retention bonuses will be recognized through the end of fiscal year 2022 as earned over the requisite service periods.
In addition, during the six months ended July 3, 2022, in conjunction with the closure of its Thailand facility, the Company recorded a write-down of inventory of $2.1 million within cost of sales in the consolidated condensed statements of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended July 3, 2022, or as of, July 3, 2022, and the comparable periods of 2021, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The six-month periods ended July 3, 2022 and July 4, 2021 both include 26 weeks. The three-month periods ended July 3, 2022 and July 4, 2021 both include 13 weeks.
Forward-Looking Statements
This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with the ongoing COVID-19 pandemic and the economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022, as supplemented in Part II, Item 1A of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Executive Overview
During the quarter ended July 3, 2022, we had consolidated net sales of $346.6 million, up 17.6% compared to $294.8 million in the second quarter last year, primarily due to the continued rebound in economic activity in certain countries following the impacts of COVID-19. Higher sales were primarily in the corporate office, education and retail market segments. Consolidated operating income was $34.5 million for the second quarter of 2022 compared to $29.2 million in the second quarter last year, primarily due to higher sales in the current year period. Consolidated net income for the quarter ended July 3, 2022 was $16.8 million or $0.28 per share, compared to $15.5 million or $0.26 per share in the second quarter last year.
During the first six months of 2022, we had consolidated net sales of $634.6 million, up 15.8% compared to $548.0 million in the first six months of last year. Higher sales were primarily in the corporate office, education, healthcare and retail market segments. Consolidated operating income was $61.9 million for the first six months of 2022 compared to $46.1 million in the same period last year, due to the continued rebound in commercial markets and higher sales. Consolidated net income for the six months ended July 3, 2022 was $30.1 million or $0.51 per share, compared to $22.4 million or $0.38 per share in the same period last year.
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
During the second quarter of 2022, continuing government imposed COVID-19 lockdowns in parts of China resulted in the temporary closure of our manufacturing facility. These lockdowns adversely impacted sales in China by approximately 15% for the first six months of 2022 compared with the same period last year. Continuing global supply chain challenges and inflationary pressures resulted in higher raw material costs, higher freight costs, higher labor costs and shipping delays during the second quarter and first six months of 2022, which increased our operating costs and adversely impacted our gross profit margin.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and six-month periods ended July 3, 2022 and July 4, 2021:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.3	63.0	64.8	62.6
Gross profit	33.7	37.0	35.2	37.4
Selling, general and administrative expenses	23.5	27.1	25.2	29.0
Restructuring and asset impairment charges	0.2	0.0	0.3	0.0
Operating income	10.0	9.9	9.7	8.4
Interest/Other expense, net	2.5	2.7	2.5	2.9
Income before income tax expense	7.5	7.2	7.2	5.5
Income tax expense	2.6	2.0	2.6	1.4
Net income	4.9%	5.2%	4.6%	4.1%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month and six-month periods ended July 3, 2022, and July 4, 2021:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2022	July 4, 2021		July 3, 2022	July 4, 2021
	(in thousands)			(in thousands)
Consolidated net sales	$346,605	$294,785	17.6%	$634,607	$548,045	15.8%
For the quarter ended July 3, 2022, consolidated net sales increased $51.8 million (17.6%) versus the comparable period in 2021, primarily due to higher sales volume and prices. Currency fluctuations had a negative impact on consolidated net sales of approximately $15.5 million (5.3%) for the second quarter of 2022, due primarily to the weakening of the Euro, Australian dollar and the British Pound sterling against the U.S. dollar. On a market segment basis, the sales increase was primarily in the corporate office, education and retail market segments as a result of higher corporate reinvestment and government spending on school renovation projects.
For the six months ended July 3, 2022, consolidated net sales increased $86.6 million (15.8%) versus the comparable period in 2021, primarily due to higher sales volume and prices. Currency fluctuations had a negative impact on consolidated net sales of approximately $23.4 million (4.3%) for the first six months of 2022, due to the weakening of the Euro, Australian dollar and British Pound sterling against the U.S. dollar. On a market segment basis, the sales increase was primarily in the corporate office, education, healthcare and retail market segments partially offset by decreases in the public buildings and transportation market segments.

Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 3, 2022, and July 4, 2021:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2022	July 4, 2021		July 3, 2022	July 4, 2021
	(in thousands)			(in thousands)
Consolidated cost of sales	$229,899	$185,793	23.7%	$411,102	$343,015	19.8%
Consolidated selling, general and administrative expenses	81,371	79,830	1.9%	159,863	159,132	0.5%
Consolidated Cost of Sales
For the quarter ended July 3, 2022, consolidated cost of sales increased $44.1 million (23.7%) compared to the second quarter of 2021, primarily due to higher sales and continuing inflationary pressures on raw materials, freight and labor costs. Currency translation had a positive impact on consolidated costs of sales in the second quarter of 2022 and partially reduced our costs by approximately $10.4 million (5.6%) compared to the same period last year. As a percentage of net sales, our cost of sales increased to 66.3% for the second quarter of 2022 versus 63.0% for the second quarter of 2021.
For the six months ended July 3, 2022, consolidated cost of sales increased $68.1 million (19.8%) versus the comparable period in 2021, primarily due to higher sales and the continuing impact of inflation as discussed above. Currency translation had a positive impact on consolidated cost of sales for the first six months of 2022 and partially reduced our costs by approximately $15.6 million (4.6%) compared to the same period last year. As a percentage of net sales, our cost of sales increased to 64.8% for the first six months of 2022 versus 62.6% for the first six months of 2021.
Consolidated Gross Profit
For the quarter ended July 3, 2022, gross profit, as a percentage of net sales, was 33.7% compared with 37.0% in the same period last year. The decrease was primarily due to inflationary pressures on raw materials, freight and labor costs as discussed above.
For the six months ended July 3, 2022, gross profit, as a percentage of net sales, was 35.2% compared with 37.4% in the same period last year. The decrease was primarily due to the continuing impact of inflation as discussed above.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended July 3, 2022, consolidated SG&A expenses increased $1.5 million (1.9%) versus the comparable period in 2021. Currency translation had a positive impact on consolidated SG&A expenses in the second quarter of 2022 of approximately $3.3 million (4.1%) compared to the same period last year. SG&A expenses for the second quarter of 2022 included higher selling expenses of approximately $6.5 million compared to the same period last year due to higher sales, which were partially offset by lower labor costs of approximately $4.2 million due to headcount reduction initiatives in the prior year in response to the impacts of COVID-19. As a percentage of net sales, SG&A expenses decreased to 23.5% for the second quarter of 2022 versus 27.1% for the second quarter of 2021.
For the six months ended July 3, 2022, consolidated SG&A expenses increased $0.7 million (0.5%) versus the comparable period in 2021. Currency translation had a positive impact on consolidated SG&A expenses for the first six months of 2022 of approximately $5.2 million (3.4%) compared to the same period last year. SG&A expenses included $9.5 million of higher selling expenses in the first six months of 2022 compared to the same period last year due to higher sales, which were partially offset by lower labor costs of approximately $5.6 million due to the employee headcount reduction initiatives discussed above and approximately $2.7 million in lower professional fees. As a percentage of net sales, SG&A expenses decreased to 25.2% for the first six months of 2022 versus 29.0% for the first six months of 2021.

Restructuring Activities
On September 8, 2021, the Company committed to a new restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, including the closure of the Company’s manufacturing facility in Thailand at the end of the first quarter of 2022. During the first six months of 2022, we recognized restructuring charges of approximately $1.7 million under this plan primarily related to the impairment of property, plant and equipment at the Thailand facility.
In addition, in conjunction with the closure of its Thailand facility, the Company recorded a write-down of inventory of $2.1 million in the first six months of 2022 within cost of sales in the consolidated condensed statements of operations.
See Note 15 entitled “Restructuring and Other Charges” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest Expense
During the quarter ended July 3, 2022, interest expense was $7.2 million, a decrease of $0.1 million from the comparable period in 2021. For the six months ended July 3, 2022, interest expense was $14.0 million, a decrease of $0.5 million from the comparable period in 2021. The decrease in both the three months and six months ended July 3, 2022 was primarily due to lower outstanding term loan borrowings under the Facility.
Segment Operating Results
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month and six-month periods ended July 3, 2022, and July 4, 2021:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2022	July 4, 2021		July 3, 2022	July 4, 2021
	(in thousands)			(in thousands)
AMS segment net sales	$206,810	$156,665	32.0%	$363,319	$283,632	28.1%
AMS segment AOI(1)	28,389	21,098	34.6%	49,527	33,011	50.0%
(1) Includes allocation of corporate SG&A expenses. Excludes non-recurring items related to restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the second quarter of 2022, net sales in AMS increased 32.0% versus the comparable period in 2021, primarily due to higher sales in the corporate office, education, retail and consumer residential market segments. Higher selling prices also contributed to the increase in net sales for the quarter.
During the first six months of 2022, net sales in AMS increased 28.1% versus the comparable period in 2021, primarily due to higher sales volume and prices. The sales increase was primarily in the corporate office, education, retail, healthcare and consumer residential market segments.
AOI in AMS increased 34.6% during the second quarter of 2022 compared to the prior year period, primarily due to higher sales. AMS SG&A expenses as a percentage of net sales in the second quarter of 2022 decreased approximately 2% compared to the second quarter of 2021, which contributed to the increase in AOI for the current quarter. AOI in the second quarter of 2022 was impacted by higher raw material costs, higher freight costs, and higher labor costs as a result of continuing inflationary pressures.
AOI in AMS increased 50.0% during the first six months of 2022 compared to the prior year period, primarily due to higher sales. AMS SG&A expenses as a percentage of net sales for the first six months of 2022 decreased approximately 2%, which contributed to the increase in AOI for the first six months of 2022. AOI in AMS for the first six months of 2022 was impacted by continuing inflationary pressures, as discussed above.

EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month and six-month periods ended July 3, 2022, and July 4, 2021:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 3, 2022	July 4, 2021		July 3, 2022	July 4, 2021
	(in thousands)			(in thousands)
EAAA segment net sales	$139,795	$138,120	1.2%	$271,288	$264,413	2.6%
EAAA segment AOI(1)	10,131	9,960	1.7%	19,635	17,971	9.3%
(1) Includes allocation of corporate SG&A expenses. Excludes non-recurring items related to purchase accounting amortization, Thailand plant closure inventory write-down, and restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the second quarter of 2022, net sales in EAAA increased 1.2% versus the comparable period in 2021. Higher sales volume and prices were mostly offset by the impact of negative currency fluctuations of approximately $15.0 million (10.9%) for the second quarter 2022 compared to the same period last year due to the weakening of the Euro, Australian dollar and British Pound sterling against the U.S. dollar. EAAA sales were also adversely impacted by government imposed COVID-19 lockdowns in parts of China during the second quarter of 2022. On a market segment basis, the EAAA sales increase was primarily in the corporate office and healthcare market segments, partially offset by decreases in the public buildings, education and transportation market segments.
During the first six months of 2022, net sales in EAAA increased 2.6% versus the comparable period in 2021. Higher sales volume and prices were mostly offset by the impact of negative currency fluctuations of approximately $22.9 million (8.7%) for the first six months of 2022 compared to the same period last year due to the weakening of the Euro, Australian dollar and British Pound sterling against the U.S. dollar. On a market segment basis, the EAAA sales increase was primarily in the corporate office and healthcare market segments partially offset by decreases in the public buildings, education and transportation market segments.
AOI in EAAA increased 1.7% during the second quarter of 2022 versus the comparable period in 2021 primarily due to the impact of higher net sales. Currency fluctuations had a negative impact on AOI of approximately $2.0 million (12.5%) for the second quarter of 2022 compared to the second quarter of 2021. AOI in the second quarter of 2022 was adversely impacted by higher raw material costs, higher freight costs, and higher labor costs as a result of continuing inflationary pressures.
AOI in EAAA increased 9.3% during the first six months of 2022 versus the comparable period in 2021 primarily due to higher sales and lower SG&A expenses as a percentage of net sales of approximately 3%. Currency fluctuations had a negative impact on AOI of approximately $3.0 million (9.9%) for the first six months of 2022 compared to the same period in 2021. AOI in EAAA for the first six months of 2022 was adversely impacted by continuing inflationary pressures, as discussed above.

Financial Condition, Liquidity and Capital Resources
General
At July 3, 2022, the Company had $91.7 million in cash. At that date, the Company had $207.3 million in term loan borrowings, $44.5 million in revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Facility, and we had $300.0 million of Senior Notes outstanding. As of July 3, 2022, we had additional borrowing capacity of $253.8 million under the Facility and $4.0 million of borrowing capacity under other credit facilities in place at other non-U.S. subsidiaries. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its existing Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $152 million and $296 million for the three-month and six-month periods ended July 3, 2022, respectively, and net sales for the non-guarantor subsidiaries were approximately $148 million and $284 million for the three-month and six-month periods ended July 4, 2021, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $48 million and $45 million as of July 3, 2022 and January 2, 2022, respectively.
Balance Sheet
Inventories, net, were $318.1 million at July 3, 2022 compared to $265.1 million at January 2, 2022. The increase of $53.0 million was primarily due to higher customer demand and inventory build as well as higher raw material costs and freight costs due to continuing inflationary pressures.
Analysis of Cash Flows
The following table presents a summary of cash flows for the six-month periods ended July 3, 2022 and July 4, 2021, respectively:

	Six Months Ended
	July 3, 2022	July 4, 2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,708)	$35,118
Investing activities	(9,127)	(12,112)
Financing activities	21,518	(21,319)
Effect of exchange rate changes on cash	(5,282)	(2,368)
Net change in cash and cash equivalents	(5,599)	(681)
Cash and cash equivalents at beginning of period	97,252	103,053
Cash and cash equivalents at end of period	$91,653	$102,372
Cash used in operating activities was $12.7 million for the six months ended July 3, 2022, compared with $35.1 million of cash provided by operating activities in the prior year period. The difference was primarily due to a greater use of cash for working capital during the first six months of 2022. Specifically, higher inventories as a result of increased customer demand, higher raw material costs and input costs contributed to the greater use of cash for working capital compared to last year. Accrued bonus payments during the first quarter of 2022 also contributed to the increased use of cash for the first six months of 2022.
Cash used in investing activities was $9.1 million for the six months ended July 3, 2022, which represents a decrease of $3.0 million from the prior year period. The decrease from the comparable period was primarily due to a decrease in capital expenditures due to reduced capital investment.
Cash provided by financing activities was $21.5 million for the six months ended July 3, 2022, compared with $21.3 million of cash used in financing activities in the prior year period. The year-over-year difference was primarily due to higher revolving loan borrowings in 2022 to fund operating activities as described above, partially offset by repurchases of the Company’s common stock pursuant to a new share repurchase program adopted in the second quarter of 2022.

Share Repurchases
In the second quarter of 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the second quarter of 2022, the Company repurchased 415,223 shares of common stock at a weighted average price of $13.44 per share pursuant to this program.
Purchase Obligations
In March of 2022, we entered into a purchase obligations commitment to procure fiberglass raw materials through the end of 2026 for approximately $22.5 million. We expect that approximately $4.5 million will be purchased within the next 12 months.

Forward-Looking Statement on Impact of COVID-19
While we are aggressively managing our response to the COVID-19 pandemic, its impacts on our full fiscal year 2022 results and beyond are uncertain. We believe the most significant elements of uncertainty are (1) the intensity and duration of the impact on construction, renovation, and remodeling; (2) corporate, government, and consumer spending levels and sentiment; (3) the ability of our sales channels, supply chain, manufacturing, and distribution partners to continue operating through disruptions; and (4) the severity of global supply chain disruptions and their effects on inflation, labor shortages, raw material shortages, and other factors that disrupt our supply chain and manufacturing facilities. Any or all of these factors could negatively impact our financial position, results of operations, cash flows, and outlook. As the impact of the COVID-19 pandemic continues to affect companies with global operations, specifically as it relates to the global supply chain, we anticipate that, at a minimum, our business and results in the second half of 2022 will continue to be affected, and the timeline and pace of recovery is uncertain.
We anticipate a sequential revenue decline in the third quarter of fiscal year 2022 compared with the second quarter of 2022. We are also anticipating continued impacts to our global supply chain and manufacturing operations. These impacts are expected to include significant cost increases in our raw materials globally and continued labor shortages and cost increases. The impacts may also potentially include raw material shortages, higher freight costs, shipping delays, and other disruption. These impacts to our supply chain and manufacturing will increase our costs and adversely affect our gross margins, they may inhibit our ability to manufacture and ship product timely, and at times they may inhibit our ability to meet customer demands and expectations.
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
Backlog
As of July 24, 2022, the consolidated backlog of orders was approximately $246.4 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, backlog was approximately $215.6 million as of February 6, 2022. Disruptions in global supply and distribution chains and government imposed lockdowns due to the impact of COVID-19 have resulted in delays of construction projects and flooring installations in many regions worldwide.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the six months ended July 3, 2022, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of July 3, 2022, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $13.0 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $14.3 million.
As of July 3, 2022, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.1 million or an increase in the fair value of our financial instruments of $9.9 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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
In the lawsuit by the former CEO, Mr. Gould’s defamation claims (two counts) were dismissed with prejudice by stipulation of the parties. The Company filed a motion for summary judgment on Mr. Gould’s remaining claims, and on March 31, 2022, the Court entered an order granting the Company’s motion for summary judgment on all of those remaining claims. This order has been appealed by Mr. Gould to the U.S. Court of Appeals for the 11th Circuit. The Company believes the lawsuit and the appeal therefrom are without merit and intends to defend vigorously against them.
In the putative class action lawsuit, the Court has appointed a lead plaintiff, which filed an Amended Complaint that, among other things, added the Company’s former chief financial officer as a defendant. As in the original complaint, the allegations in the Amended Complaint relate to the subject matter of the concluded SEC investigation described in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended January 2, 2022. The Company filed a motion to dismiss the Amended Complaint, and that motion was denied by the Court on June 6, 2022. The Company filed its Answer to the Amended Complaint on July 21, 2022. The Company believes the putative class action is without merit and that the Company has good defenses to it. The Company intends to defend itself vigorously against the action.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 2, 2022, as well as the following risk factor which updates the risk factors set forth in our Annual Report:
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
Russia is a key supplier of natural gas, oil, and other raw materials to European countries. We have substantial manufacturing operations in Europe (including Germany, the Netherlands, and the United Kingdom), and we have key suppliers in Europe, which rely upon natural gas, oil, and other raw materials to operate. Our sole rubber flooring plant is in Germany, and our primary European carpet tile plant is in the Netherlands. Any disruption in the supply of natural gas, oil, or other raw materials from Russia to Europe could adversely affect our ability to operate our business, our results of operations and our financial position, or adversely affect the ability of our key suppliers to meet our raw material requirements. In particular, the currently reduced Russian exports of natural gas to Europe, or future further reductions, may materially impede our European manufacturing operations. Our customers’ businesses, results of operations and financial positions also could be adversely impacted by the conflict in Ukraine, which could reduce their spending on our products.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended July 3, 2022:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 4 – May 1, 2022	—	$—	—	$—
May 2 – May 29, 2022	72,179	13.96	72,179	98,992,086
May 30 – July 3, 2022	343,044	13.33	343,044	94,418,104
Total	415,223	$13.44	415,223	$94,418,104
(1) The monthly periods identified above correspond to the Company’s fiscal second quarter of 2022, which commenced April 4, 2022 and ended July 3, 2022.
(2) On May 17, 2022, the Company announced a new share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 3, 2022, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 9, 2022	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)