Form 10-Q
period 2022-10-02
INTERFACE INC
filed 2022-11-08
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 2, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of November 3, 2022:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,169,803

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	OCTOBER 2, 2022	JANUARY 2, 2022
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$79,449	$97,252
Accounts receivable, net	170,436	171,676
Inventories, net	319,074	265,092
Prepaid expenses and other current assets	34,133	38,320
Total current assets	603,092	572,340
Property, plant and equipment, net	292,059	329,801
Operating lease right-of-use assets	77,447	90,561
Deferred tax asset	22,792	23,994
Goodwill and intangibles, net	174,149	223,204
Other assets	71,094	90,157

Total assets	$1,240,633	$1,330,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$83,617	$85,924
Accrued expenses	127,483	146,298
Current portion of operating lease liabilities	12,400	14,588
Current portion of long-term debt	14,400	15,002
Total current liabilities	237,900	261,812
Long-term debt	507,094	503,056
Operating lease liabilities	67,021	77,905
Deferred income taxes	29,743	36,723
Other long-term liabilities	77,452	87,163

Total liabilities	919,210	966,659

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at October 2, 2022 and January 2, 2022	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,370 and 59,055 shares issued and outstanding at October 2, 2022 and January 2, 2022, respectively	5,837	5,905
Additional paid-in capital	245,007	253,110
Retained earnings	303,837	261,434
Accumulated other comprehensive loss – foreign currency translation	(187,095)	(100,441)
Accumulated other comprehensive loss – cash flow hedge	(1,049)	(2,722)
Accumulated other comprehensive loss – pension liability	(45,114)	(53,888)

Total shareholders’ equity	321,423	363,398

Total liabilities and shareholders’ equity	$1,240,633	$1,330,057
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2, 2022	OCTOBER 3, 2021	OCTOBER 2, 2022	OCTOBER 3, 2021
Net sales	$327,757	$312,707	$962,364	$860,752
Cost of sales	218,972	206,382	630,074	549,397
Gross profit	108,785	106,325	332,290	311,355

Selling, general and administrative expenses	80,848	77,735	240,711	236,867
Restructuring, asset impairment and other charges	(105)	3,813	1,592	3,621
Operating income	28,042	24,777	89,987	70,867

Interest expense	7,747	7,727	21,787	22,272
Other expense, net	124	887	1,688	2,219

Income before income tax expense	20,171	16,163	66,512	46,376
Income tax expense	6,106	5,204	22,336	12,968

Net income	$14,065	$10,959	$44,176	$33,408

Earnings per share – basic	$0.24	$0.19	$0.75	$0.57
Earnings per share – diluted	$0.24	$0.19	$0.75	$0.57

Common shares outstanding – basic	58,681	59,057	59,099	58,942
Common shares outstanding – diluted	58,681	59,057	59,099	58,942
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 2, 2022	OCTOBER 3, 2021	OCTOBER 2, 2022	OCTOBER 3, 2021
Net income	$14,065	$10,959	$44,176	$33,408
Other comprehensive loss, after tax:
Foreign currency translation adjustment	(36,800)	(14,553)	(86,654)	(30,695)
Reclassification from accumulated other comprehensive loss – discontinued cash flow hedge	492	1,323	1,673	2,817
Pension liability adjustment	3,393	2,377	8,774	2,566
Other comprehensive loss	(32,915)	(10,853)	(76,207)	(25,312)

Comprehensive income (loss)	$(18,850)	$106	$(32,031)	$8,096
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	NINE MONTHS ENDED
	OCTOBER 2, 2022	OCTOBER 3, 2021
OPERATING ACTIVITIES:
Net income	$44,176	$33,408
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,661	35,087
Stock compensation amortization expense	6,679	4,150
Deferred income taxes and other	13,616	2,564
Amortization of acquired intangible assets	3,817	4,269
Working capital changes:
Accounts receivable	(8,860)	(17,061)
Inventories	(71,487)	(36,230)
Prepaid expenses and other current assets	2,321	(7,022)
Accounts payable and accrued expenses	(6,040)	44,891

Cash provided by operating activities	14,883	64,056

INVESTING ACTIVITIES:
Capital expenditures	(13,314)	(17,406)

Cash used in investing activities	(13,314)	(17,406)

FINANCING ACTIVITIES:
Repayments of long-term debt	(151,662)	(106,283)
Borrowing of long-term debt	159,363	57,000
Tax withholding payments for share-based compensation	(398)	(193)
Repurchase of common stock	(14,451)	—
Dividends paid	(1,773)	(1,771)
Debt issuance costs	—	(36)
Finance lease payments	(1,535)	(1,796)

Cash used in financing activities	(10,456)	(53,079)

Net cash used in operating, investing and financing activities	(8,887)	(6,429)
Effect of exchange rate changes on cash	(8,916)	(3,815)

CASH AND CASH EQUIVALENTS:
Net decrease	(17,803)	(10,244)
Balance, beginning of period	97,252	103,053

Balance, end of period	$79,449	$92,809
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
The nine-month periods ended October 2, 2022 and October 3, 2021 both include 39 weeks. The three-month periods ended October 2, 2022 and October 3, 2021 both include 13 weeks.
Risks and Uncertainties
Global economic challenges, including the impact of the COVID-19 pandemic, the war in Ukraine, rising inflation and supply chain disruptions could cause economic uncertainty and volatility. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein. The Company determined that except for the continued impacts to our global supply chain, production volume, raw material shortages, raw material cost increases, higher freight costs, shipping delays, gross profit margins, operating income, net income, cash flows, and order rates, there were no other material adverse impacts on the Company’s results of operations and financial position at October 2, 2022. During the third quarter of 2022, the Company permanently closed its operations in Russia, and we are currently in the process of liquidating our legal entity and branch office in the country. While our business activities in Russia and Ukraine were not material, we had approximately $3.0 million of total assets, including $2.6 million of cash, in Russia at October 2, 2022. The Company’s primary credit facility has various financial and other covenants including, but not limited to, a covenant to not exceed a maximum secured net debt to EBITDA ratio, as defined by the credit facility agreement. The Company is in compliance with all covenants under the credit facility agreement and anticipates that it will remain in compliance with the covenants for the foreseeable future.
In accordance with applicable accounting standards, the Company tests goodwill for impairment annually in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During fiscal year 2022, the Company has experienced significant cost inflation along with volatility in the Company stock price. Such circumstances, as well as a negative geopolitical climate in Europe, may warrant the need to write down the value of goodwill associated with our EMEA reporting unit if a future test indicates that its fair value is less than its carrying value.
The fair value of the EMEA reporting unit exceeded its carrying value by approximately 20% at the most recent goodwill test date performed in the fourth quarter of 2021. The goodwill allocated to the EMEA reporting unit as of October 2, 2022 was $29.4 million. The amount of any potential future goodwill impairment charge is uncertain as the impairment test involves a significant amount of risk, uncertainty and judgment.

COVID-19 Impact
We continue to monitor our operations and have implemented various programs to mitigate the effects of COVID-19 on our business. Our global supply chain and manufacturing operations continue to experience increased impacts of COVID-19 including raw material shortages, raw material cost increases, higher freight costs, and shipping delays. During the first nine months of 2022, new government imposed COVID-19 lockdowns and restrictions in parts of China adversely impacted sales in that region.
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

NOTE 2 – REVENUE RECOGNITION
Revenue from sales of carpet, modular resilient flooring, rubber flooring, and other flooring-related material was approximately 97% and 98% of total revenue for the nine-month periods ended October 2, 2022 and October 3, 2021, respectively. The remaining 3% and 2% of revenue was generated from the installation of carpet and other flooring-related material for the 2022 and 2021 nine-month periods, respectively.
Disaggregation of Revenue
For the nine months ended October 2, 2022 and October 3, 2021, revenue from the Company’s customers is broken down by geography as follows:

	Nine Months Ended
Geography	October 2, 2022	October 3, 2021
Americas	57.9%	53.5%
Europe	29.3%	32.6%
Asia-Pacific	12.8%	13.9%
Revenue from the Company’s customers in the Americas corresponds to the AMS operating segment, and the EAAA operating segment includes revenue from the Europe and Asia-Pacific geographies. See Note 11 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	October 2, 2022	January 2, 2022
	(in thousands)
Finished goods	$224,368	$182,896
Work-in-process	18,955	15,185
Raw materials	75,751	67,011
Inventories, net	$319,074	$265,092

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

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands, except per share data)
Numerator:
Net income	$14,065	$10,959	$44,176	$33,408
Less: distributed and undistributed earnings available to participating securities	(246)	(127)	(716)	(358)
Distributed and undistributed earnings available to common shareholders	$13,819	$10,832	$43,460	$33,050

Denominator:
Weighted average shares outstanding	57,656	58,371	58,139	58,312
Participating securities	1,025	686	960	630
Shares for basic EPS	58,681	59,057	59,099	58,942
Shares for diluted EPS	58,681	59,057	59,099	58,942

Basic EPS	$0.24	$0.19	$0.75	$0.57
Diluted EPS	$0.24	$0.19	$0.75	$0.57

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	October 2, 2022		January 2, 2022
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$26,001	4.90%	$7,500	4.00%
Term loan borrowings	201,614	4.39%	217,631	1.84%
Total borrowings under Syndicated Credit Facility	227,615	4.45%	225,131	1.91%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	527,615		525,131
Less: Unamortized debt issuance costs	(6,121)		(7,073)

Total debt, net	521,494		518,058
Less: Current portion of long-term debt	(14,400)		(15,002)

Total long-term debt, net	$507,094		$503,056
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
As of both October 2, 2022 and January 2, 2022, the Company had $1.6 million in letters of credit outstanding under the Facility.
As of both October 2, 2022 and January 2, 2022, the carrying value of the Company’s borrowings under the Facility approximated its fair value as the Facility bears interest rates that are similar to existing market rates.
Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which are due on the last day of the calendar quarter.
The Company is in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.
On October 14, 2022, the Facility was amended to, among other changes, extend the maturity date to October 2027. See Note 16 entitled “Subsequent Events” for additional information.
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

As of October 2, 2022, the estimated fair value of the Senior Notes was $255.2 million, compared with a carrying value recorded in the Company’s consolidated condensed balance sheet of $300.0 million, excluding unamortized debt issuance costs. The fair value of the Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy.
Other Lines of Credit
The Company has other lines of credit available to certain non-U.S. subsidiaries. The availability under these other lines of credit was the equivalent of $2.0 million at an interest rate of 6.25% as of October 2, 2022 and $6.0 million at interest rates ranging from 3.50% to 6.00% as of January 2, 2022. As of both October 2, 2022 and January 2, 2022, there were no borrowings outstanding under these lines of credit.
Borrowing Costs
Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of October 2, 2022 and January 2, 2022, the unamortized debt issuance costs recorded as a reduction of long-term debt were $6.1 million and $7.1 million, respectively.
Other deferred borrowing costs, which include underwriting, legal and other direct costs related to the issuance of revolving debt, net of accumulated amortization, were $1.3 million and $1.6 million as of October 2, 2022 and January 2, 2022, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.

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
As of October 2, 2022 and January 2, 2022, the remaining accumulated other comprehensive loss associated with the terminated interest rate swaps was $1.4 million and $3.8 million, respectively, and will be amortized to earnings over the remaining term of the interest rate swaps prior to termination. We expect that approximately $1.4 million, before tax, related to the terminated interest rate swaps will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.
Derivative Transactions Not Designated as Hedging Instruments
Our EAAA segment, from time to time, purchases foreign currency options to economically hedge inventory purchases denominated in foreign currencies other than their functional currency. The Company’s objective with respect to these foreign currency options is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to payment on inventory purchases. These options are classified as non-designated derivative instruments. Gains and losses on the changes in fair value of these foreign currency options are recognized in earnings each period. As of October 2, 2022 and January 2, 2022, the Company had no outstanding foreign currency options.

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the nine months ended October 2, 2022 and October 3, 2021:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 2, 2022	59,055	$5,905	$253,110	$261,434	$(53,888)	$(100,441)	$(2,722)
Net income	—	—	—	13,293	—	—	—
Restricted stock issuances	303	30	3,966	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(3,996)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(592)	—	—	—
Compensation expense related to stock awards, net of shares received for tax withholdings	(30)	(2)	1,787	—	—	—	—
Pension liability adjustment	—	—	—	—	1,539	—	—
Foreign currency translation adjustment	—	—	—	—	—	(13,184)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	641
Balance, at April 3, 2022	59,328	$5,933	$254,867	$274,135	$(52,349)	$(113,625)	$(2,081)
Net income	—	—	—	16,818	—	—	—
Restricted stock issuances	198	20	2,533	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(2,553)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(595)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(14)	(1)	2,145	—	—	—	—
Share repurchases	(415)	(42)	(5,540)	—	—	—	—
Pension liability adjustment	—	—	—	—	3,842	—	—
Foreign currency translation adjustment	—	—	—	—	—	(36,670)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	540
Balance, at July 3, 2022	59,097	$5,910	$251,452	$290,358	$(48,507)	$(150,295)	$(1,541)
Net income	—	—	—	14,065	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(586)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(16)	(2)	2,353	—	—	—	—
Share repurchases	(711)	(71)	(8,798)	—	—	—	—
Pension liability adjustment	—	—	—	—	3,393	—	—
Foreign currency translation adjustment	—	—	—	—	—	(36,800)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	492
Balance, at October 2, 2022	58,370	$5,837	$245,007	$303,837	$(45,114)	$(187,095)	$(1,049)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 3, 2021	58,664	$5,865	$247,920	$208,562	$(69,288)	$(60,331)	$(6,190)
Net income	—	—	—	6,938	—	—	—
Restricted stock issuances	376	38	5,277	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(5,315)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	—
Compensation expense related to stock awards, net of forfeitures and shares received for tax withholdings	(26)	(2)	689	—	—	—	—
Pension liability adjustment	—	—	—	—	89	—	—
Foreign currency translation adjustment	—	—	—	—	—	(19,597)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	749
Balance, at April 4, 2021	59,014	$5,901	$248,571	$214,911	$(69,199)	$(79,928)	$(5,441)
Net income	—	—	—	15,511	—	—	—
Restricted stock issuances	52	6	789	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(794)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	—
Compensation expense related to stock awards	—	—	1,548	—	—	—	—
Pension liability adjustment	—	—	—	—	100	—	—
Foreign currency translation adjustment	—	—	—	—	—	3,455	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	745
Balance, at July 4, 2021	59,066	$5,907	$250,114	$229,833	$(69,099)	$(76,473)	$(4,696)
Net income	—	—	—	10,959	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(593)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(11)	(2)	1,680	—	—	—	—
Pension liability adjustment	—	—	—	—	2,377	—	—
Foreign currency translation adjustment	—	—	—	—	—	(14,553)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	1,323
Balance, at October 3, 2021	59,055	$5,905	$251,794	$240,199	$(66,722)	$(91,026)	$(3,373)
Repurchase of Common Stock
In the second quarter of 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the nine months ended October 2, 2022, the Company repurchased 1,126,176 shares of common stock at a weighted average price of $12.83 per share pursuant to this program.

Restricted Stock Awards
During the nine months ended October 2, 2022 and October 3, 2021, the Company granted restricted stock awards for 500,800 and 428,400 shares of common stock, respectively. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause. For certain restricted stock awards with a graded vesting schedule, the Company has elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.
Compensation expense related to restricted stock grants was $4.0 million and $2.8 million for the nine months ended October 2, 2022, and October 3, 2021, respectively. The Company has reduced its expense for any restricted stock forfeited during the period.
The following table summarizes restricted stock outstanding as of October 2, 2022, as well as activity during the nine months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	683,800	$21.06
Granted	500,800	13.08
Vested	(141,900)	16.59
Forfeited or canceled	(30,400)	14.05
Outstanding at October 2, 2022	1,012,300	$13.91
As of October 2, 2022, the unrecognized total compensation cost related to unvested restricted stock was $7.3 million. That cost is expected to be recognized by the end of 2025.
Performance Share Awards
During the nine months ended October 2, 2022 and October 3, 2021, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to (among other things) the employee’s continued employment through the last date of the performance period and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The Company evaluates the probability of achieving the performance-based goals as of the end of each reporting period and adjusts compensation expense based on this assessment.
The following table summarizes the performance shares outstanding as of October 2, 2022, as well as the activity during the nine months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	718,100	$14.98
Granted	366,900	13.02
Vested	(200)	15.36
Forfeited or canceled	(154,400)	16.73
Outstanding at October 2, 2022	930,400	$13.91

Compensation expense related to the performance shares was $2.7 million and $1.4 million for the nine months ended October 2, 2022 and October 3, 2021, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $8.1 million as of October 2, 2022. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2025.
The tax benefit recognized with regard to restricted stock and performance shares was approximately $0.6 million for the nine months ended October 2, 2022.

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
As of October 2, 2022, there were no significant leases that had not commenced.
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of October 2, 2022 and January 2, 2022:

	October 2, 2022		January 2, 2022
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$77,447		$90,561

Current portion of operating lease liabilities	$12,400		$14,588
Operating lease liabilities	67,021		77,905
Total operating lease liabilities	$79,421		$92,493

Property, plant and equipment, net		$5,134		$6,547

Accrued expenses		$1,963		$1,837
Other long-term liabilities		3,563		3,201
Total finance lease liabilities		$5,526		$5,038
Lease Costs

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$581	$646	$1,636	$1,230
Interest on lease liabilities	45	37	115	104
Operating lease cost	4,743	5,240	14,310	17,040
Short-term lease cost	204	222	642	864
Variable lease cost	614	730	2,012	2,018
Total lease cost	$6,187	$6,875	$18,715	$21,256

Other Supplemental Information

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$35	$16	$88	$83
Operating cash flows from operating leases	4,406	6,677	13,854	17,353
Financing cash flows from finance leases	525	680	1,535	1,796
Right-of-use assets obtained in exchange for new finance lease liabilities	182	67	2,525	2,811
Right-of-use assets (adjusted) obtained in exchange for (remeasured) new operating lease liabilities	(734)	6,417	6,089	12,062
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of October 2, 2022 and January 2, 2022:

	October 2, 2022	January 2, 2022
Weighted-average remaining lease term – finance leases (in years)	3.77	3.20
Weighted-average remaining lease term – operating leases (in years)	9.40	9.97
Weighted-average discount rate – finance leases	3.16%	2.82%
Weighted-average discount rate – operating leases	5.80%	5.87%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2022 (excluding the nine months ended October 2, 2022)	$4,071	$532
2023	13,354	1,918
2024	12,413	1,573
2025	10,589	855
2026	10,864	396
Thereafter	54,382	644
Total future minimum lease payments (undiscounted)	105,673	5,918
Less: Present value discount	(26,252)	(392)
Total lease liability	$79,421	$5,526

NOTE 9 – EMPLOYEE BENEFIT PLANS
During the three and nine months ended October 2, 2022, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.5 million and $1.8 million, respectively. During the three and nine months ended October 3, 2021, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $2.0 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and nine months ended October 2, 2022 and October 3, 2021:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plans (Europe)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
Interest cost	$801	$570	$2,574	$1,721
Expected return on plan assets	(924)	(847)	(2,973)	(2,556)
Amortization of prior service cost	27	28	89	86
Amortization of net actuarial losses	240	402	771	1,215
Net periodic benefit cost	$144	$153	$461	$466

	Three Months Ended		Nine Months Ended
Salary Continuation Plan	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
Interest cost	$193	$176	$579	$529
Amortization of net actuarial losses	139	186	418	558
Net periodic benefit cost	$332	$362	$997	$1,087

	Three Months Ended		Nine Months Ended
nora Defined Benefit Plan	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
Service cost	$200	$271	$636	$825
Interest cost	98	101	313	308
Amortization of net actuarial losses	44	89	142	273
Net periodic benefit cost	$342	$461	$1,091	$1,406
In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense, net, in the consolidated condensed statements of operations.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amounts of goodwill allocated to each reportable segment for the nine months ended October 2, 2022 are as follows:

	AMS	EAAA	Total
		(in thousands)
Balance, at January 2, 2022	$108,505	$38,520	$147,025
Foreign currency translation	(25,733)	(9,136)	(34,869)
Balance, at October 2, 2022	$82,772	$29,384	$112,156
The net carrying value of intangible assets other than goodwill was $62.0 million and $76.2 million at October 2, 2022 and January 2, 2022, respectively.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”), which includes allocations of corporate selling, general and administrative expenses. AOI excludes nora purchase accounting amortization, Thailand plant closure inventory write-down, and restructuring charges, asset impairment, severance and other charges. Intersegment revenues for the three and nine months ended October 2, 2022 were $19.7 million and $56.4 million, respectively, and intersegment revenues for the three and nine months ended October 3, 2021 were $20.1 million and $56.4 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
Segment information for the three and nine months ended October 2, 2022 and October 3, 2021 is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
Net sales
AMS	$194,449	$176,770	$557,768	$460,402
EAAA	133,308	135,937	404,596	400,350
Total net sales	$327,757	$312,707	$962,364	$860,752

Segment AOI
AMS	$24,975	$21,595	$74,502	$54,606
EAAA	6,273	8,586	25,908	26,557

Depreciation and amortization
AMS	$4,344	$4,365	$12,585	$13,592
EAAA	5,481	7,052	18,076	21,495
Total depreciation and amortization	$9,825	$11,417	$30,661	$35,087

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	October 2, 2022	January 2, 2022
	(in thousands)
Assets
AMS	$556,558	$652,423
EAAA	635,210	691,844
Total segment assets	1,191,768	1,344,267
Corporate assets	114,204	146,204
Eliminations	(65,339)	(160,414)
Total reported assets	$1,240,633	$1,330,057
Reconciliations of operating income to income before income tax expense and segment AOI are presented as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
AMS operating income	$24,955	$21,684	$74,618	$54,432
EAAA operating income	3,087	3,093	15,369	16,435
Consolidated operating income	28,042	24,777	89,987	70,867
Interest expense	7,747	7,727	21,787	22,272
Other expense, net	124	887	1,688	2,219
Income before income tax expense	$20,171	$16,163	$66,512	$46,376

	Three Months Ended October 2, 2022		Three Months Ended October 3, 2021
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$24,955	$3,087	$21,684	$3,093
Purchase accounting amortization	—	1,204	—	1,407
Thailand plant closure inventory write-down	—	477	—	—
Restructuring, asset impairment, severance and other charges	20	1,505	(89)	4,086
AOI	$24,975	$6,273	$21,595	$8,586

	Nine Months Ended October 2, 2022		Nine Months Ended October 3, 2021
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$74,618	$15,369	$54,432	$16,435
Purchase accounting amortization	—	3,817	—	4,269
Thailand plant closure inventory write-down	—	2,530	—	—
Restructuring, asset impairment, severance and other charges	(116)	4,192	174	5,853
AOI	$74,502	$25,908	$54,606	$26,557

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $13.7 million and $13.2 million for the nine months ended October 2, 2022 and October 3, 2021, respectively. Income tax payments, net of refunds, amounted to $11.5 million and $15.3 million for the nine months ended October 2, 2022 and October 3, 2021, respectively.
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
During the nine months ended October 2, 2022, the Company recorded a total income tax provision of $22.3 million on pre-tax income of $66.5 million resulting in an effective tax rate of 33.6%, as compared to a total income tax provision of $13.0 million on pre-tax income of $46.4 million resulting in an effective tax rate of 28.0% during the nine months ended October 3, 2021. The increase in the effective tax rate for the period ended October 2, 2022 as compared to the period ended October 3, 2021 was primarily due to a non-recurring favorable change to unrecognized tax benefits in the period ended October 3, 2021, unfavorable changes related to company-owned life insurance, an increase in non-deductible executive compensation, and unfavorable changes related to foreign currency.
In April of 2021, the Company filed requests with both the Competent Authority in the Netherlands and in the U.K. to initiate a mutual agreement procedure (“MAP”) related to the double taxation arising from adjustments made by Her Majesty’s Revenue & Customs to the Company’s U.K. subsidiaries’ tax returns for years 2012 through 2017. The adjustments result from the interest rate applied in the intra-group financing arrangement between a Company subsidiary in the U.K. and the Netherlands. In June of 2022, the Company was notified that the Competent Authorities had reached an agreement on the interest rate to be applied for the years 2012 through 2017. The Company recognized the adjustments in the nine-month period ending October 2, 2022, based on the outcome of the MAP. The recognition of the adjustments did not have a material impact on the Company’s effective tax rate or its financial position.
In the first nine months of 2022, the Company decreased its liability for unrecognized tax benefits by $0.1 million. As of October 2, 2022, the Company had accrued approximately $8.1 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of October 2, 2022 reflects a reduction for $2.8 million of these unrecognized tax benefits.
On October 15, 2022, the statute of limitations for the 2018 U.S. federal income tax return and Georgia income tax return closed. As a result of this lapse in the statute of limitations, the Company will recognize $2.2 million of unrecognized tax benefits in the fourth quarter of 2022.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, it is reasonably possible that approximately $2.6 million of unrecognized tax benefits, including the $2.2 million to be recognized in the fourth quarter of 2022, may be recognized within the next 12 months due to a lapse of statute of limitations.

NOTE 14 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCI”), before tax, to the consolidated condensed statements of operations during the three and nine months ended October 2, 2022 and October 3, 2021 are reflected in the tables below:

		Three Months Ended
	Statement of Operations Location	October 2, 2022	October 3, 2021
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(645)	$(1,845)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	(450)	(705)
Total loss reclassified from AOCI		$(1,095)	$(2,550)

		Nine Months Ended
	Statement of Operations Location	October 2, 2022	October 3, 2021
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(2,416)	$(3,952)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	(1,420)	(2,132)
Total loss reclassified from AOCI		$(3,836)	$(6,084)

NOTE 15 – RESTRUCTURING AND OTHER CHARGES
Restructuring, asset impairment and other charges by reportable segment are presented as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(in thousands)
AMS	$—	$(1)	$—	$(1)
EAAA	(105)	3,814	1,592	3,622
Total restructuring, asset impairment and other charges	$(105)	$3,813	$1,592	$3,621
A summary of the restructuring reserve balance, recorded within accrued expenses in the consolidated condensed balance sheets, for the 2021 and 2019 restructuring plans is presented below:

	Workforce Reduction		Retention Bonuses	Asset Impairment and Other Related Charges
	2021 Plan	2019 Plan	2021 Plan	2021 Plan	Total
	(in thousands)
Balance, at January 2, 2022	$2,257	$97	$—	$—	$2,354
Charged to expenses	1	—	348	1,243	1,592
Deductions	(1,369)	(97)	(71)	—	(1,537)
Charged to other accounts	—	—	—	(1,243)	(1,243)
Balance, at October 2, 2022	$889	$—	$277	$—	$1,166
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
Expected charges and cumulative charges incurred to date under the 2021 restructuring plan are as follows:

	Workforce Reduction	Retention Bonuses(2)	Asset Impairment and Other Related Charges	Total
	(in thousands)
Estimated expected charges(1)	$2,300	$500	$3,700	$6,500
Cumulative charges incurred to date(1)	2,258	348	2,893	5,499
(1) Charges are attributable to the EAAA reportable segment.
(2) The retention bonuses will be recognized through the first quarter of 2023 as earned over the requisite service periods.
In addition, during the nine months ended October 2, 2022, in conjunction with the closure of its Thailand facility, the Company recorded a write-down of inventory of $2.5 million within cost of sales in the consolidated condensed statements of operations.

The restructuring plan is expected to result in cash expenditures of approximately $3 million to $4 million for payment of employee severance, employee retention bonuses and other costs to shut down the Thailand manufacturing facility, as described above. The Company expects to complete the restructuring plan in the first quarter of 2023 and expects the plan to yield annualized savings of approximately $1.7 million. A portion of the annualized savings is expected to be realized on the consolidated condensed statement of operations in fiscal year 2022, with the remaining portion of the annualized savings expected to be realized in fiscal year 2023.
2019 Restructuring Plan
The 2019 restructuring plan has been completed as of April 3, 2022.

NOTE 16 – SUBSEQUENT EVENTS

On October 14, 2022, the Company entered into a fifth amendment to its existing credit facility. This amendment, among other changes, provides for the following: (1) extends the maturity date of the credit facility to October 2027 and (2) replaces the LIBOR benchmark interest rates applicable to all loans denominated in U.S. dollars with the SOFR benchmark interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended October 2, 2022, or as of, October 2, 2022, and the comparable periods of 2021, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The nine-month periods ended October 2, 2022 and October 3, 2021 both include 39 weeks. The three-month periods ended October 2, 2022 and October 3, 2021 both include 13 weeks.
Forward-Looking Statements
This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2022, as supplemented in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2022. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Executive Overview
During the quarter ended October 2, 2022, we had consolidated net sales of $327.8 million, up 4.8% compared to $312.7 million in the third quarter last year, primarily due to the continued rebound in economic activity in certain countries following the impacts of COVID-19, partially offset by the negative impact of currency fluctuations. Higher sales were primarily in the corporate office, retail, public buildings and hospitality market segments. Consolidated operating income was $28.0 million for the third quarter of 2022 compared to $24.8 million in the third quarter last year, primarily due to higher sales but partially offset by the continuing impact of cost inflation in the current year period. Consolidated net income for the quarter ended October 2, 2022 was $14.1 million or $0.24 per share, compared to $11.0 million or $0.19 per share in the third quarter last year.
During the first nine months of 2022, we had consolidated net sales of $962.4 million, up 11.8% compared to $860.8 million in the first nine months of last year. Higher sales were primarily in the corporate office, retail and education market segments. Consolidated operating income was $90.0 million for the first nine months of 2022 compared to $70.9 million in the same period last year, due to the continued rebound in commercial markets and higher sales. Consolidated net income for the nine months ended October 2, 2022 was $44.2 million or $0.75 per share, compared to $33.4 million or $0.57 per share in the same period last year.
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
Continuing government imposed COVID-19 lockdowns and restrictions in parts of China adversely impacted sales in China by approximately 12% for the first nine months of 2022 compared with the same period last year. Ongoing global supply chain challenges and inflationary pressures resulted in higher raw material costs, higher freight costs and shipping delays during the third quarter and first nine months of 2022, which increased our operating costs and adversely impacted our gross profit margin.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and nine-month periods ended October 2, 2022 and October 3, 2021:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.8	66.0	65.5	63.8
Gross profit	33.2	34.0	34.5	36.2
Selling, general and administrative expenses	24.7	24.9	25.0	27.5
Restructuring, asset impairment and other charges	0.0	1.2	0.2	0.4
Operating income	8.5	7.9	9.3	8.3
Interest/Other expense, net	2.4	2.8	2.4	2.8
Income before income tax expense	6.1	5.1	6.9	5.5
Income tax expense	1.9	1.7	2.3	1.5
Net income	4.2%	3.4%	4.6%	4.0%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month and nine-month periods ended October 2, 2022, and October 3, 2021:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2022	October 3, 2021		October 2, 2022	October 3, 2021
	(in thousands)			(in thousands)
Consolidated net sales	$327,757	$312,707	4.8%	$962,364	$860,752	11.8%
For the quarter ended October 2, 2022, consolidated net sales increased $15.1 million (4.8%) versus the comparable period in 2021, primarily due to higher prices and volume. Currency fluctuations had a negative impact on consolidated net sales of approximately $19.0 million (6.1%) for the third quarter of 2022, due primarily to the weakening of the Euro, British Pound sterling, Australian dollar and Chinese Renminbi against the U.S. dollar. On a market segment basis, the sales increase was primarily in the corporate office, retail, public buildings and hospitality market segments partially offset by decreases in the healthcare market segment.
For the nine months ended October 2, 2022, consolidated net sales increased $101.6 million (11.8%) versus the comparable period in 2021, primarily due to higher volume and prices. Currency fluctuations had a negative impact on consolidated net sales of approximately $42.4 million (4.9%) for the first nine months of 2022, due to the weakening of the Euro, Australian dollar, British Pound sterling and Chinese Renminbi against the U.S. dollar. On a market segment basis, the sales increase was primarily in the corporate office, retail, education and residential / living market segments partially offset by decreases in the transportation market segment.

Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 2, 2022, and October 3, 2021:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2022	October 3, 2021		October 2, 2022	October 3, 2021
	(in thousands)			(in thousands)
Consolidated cost of sales	$218,972	$206,382	6.1%	$630,074	$549,397	14.7%
Consolidated selling, general and administrative expenses	80,848	77,735	4.0%	240,711	236,867	1.6%
Consolidated Cost of Sales
For the quarter ended October 2, 2022, consolidated cost of sales increased $12.6 million (6.1%) compared to the third quarter of 2021, primarily due to higher sales and continuing inflationary pressures on raw materials and freight costs. Currency translation had a positive impact on consolidated costs of sales in the third quarter of 2022 and partially reduced our costs by approximately $13.2 million (6.4%) compared to the same period last year. As a percentage of net sales, our cost of sales increased to 66.8% for the third quarter of 2022 versus 66.0% for the third quarter of 2021.
For the nine months ended October 2, 2022, consolidated cost of sales increased $80.7 million (14.7%) versus the comparable period in 2021, primarily due to higher sales and the continuing impact of inflation as discussed above. Currency translation had a positive impact on consolidated cost of sales for the first nine months of 2022 and partially reduced our costs by approximately $28.8 million (5.2%) compared to the same period last year. As a percentage of net sales, our cost of sales increased to 65.5% for the first nine months of 2022 versus 63.8% for the first nine months of 2021.
Consolidated Gross Profit
For the quarter ended October 2, 2022, consolidated gross profit, as a percentage of net sales, was 33.2% compared with 34.0% in the same period last year. The decrease was primarily due to inflationary pressures on raw materials and freight costs as discussed above.
For the nine months ended October 2, 2022, consolidated gross profit, as a percentage of net sales, was 34.5% compared with 36.2% in the same period last year. The decrease was primarily due to the continuing impact of inflation as discussed above.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended October 2, 2022, consolidated SG&A expenses increased $3.1 million (4.0%) versus the comparable period in 2021. Currency translation had a positive impact on consolidated SG&A expenses in the third quarter of 2022 of approximately $3.9 million (4.9%) compared to the same period last year. SG&A expenses for the third quarter of 2022 included higher selling expenses of approximately $2.8 million compared to the same period last year due to higher sales, higher asset impairment charges of approximately $1.2 million due to exit activities in Thailand and Russia, and higher professional fees of approximately $1.9 million as the prior year included insurance reimbursements. These increases were partially offset by lower labor costs of approximately $3.4 million due to headcount reduction initiatives in the prior year in response to the impacts of COVID-19. As a percentage of net sales, SG&A expenses decreased to 24.7% for the third quarter of 2022 versus 24.9% for the third quarter of 2021.
For the nine months ended October 2, 2022, consolidated SG&A expenses increased $3.8 million (1.6%) versus the comparable period in 2021. Currency translation had a positive impact on consolidated SG&A expenses for the first nine months of 2022 of approximately $9.1 million (3.9%) compared to the same period last year. SG&A expenses included $10.4 million of higher selling expenses in the first nine months of 2022 compared to the same period last year due to higher sales, which were partially offset by lower labor costs of approximately $6.2 million due to the employee headcount reduction initiatives discussed above. As a percentage of net sales, SG&A expenses decreased to 25.0% for the first nine months of 2022 versus 27.5% for the first nine months of 2021.

Restructuring Activities
On September 8, 2021, the Company committed to a restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, including the closure of the Company’s manufacturing facility in Thailand at the end of the first quarter of 2022. During the first nine months of 2022, we recognized restructuring charges of approximately $1.6 million under this plan primarily related to the impairment of property, plant and equipment at the Thailand facility.
In conjunction with the closure of its Thailand facility, the Company recorded a write-down of inventory of $2.5 million in the first nine months of 2022 within cost of sales in the consolidated condensed statements of operations.
See Note 15 entitled “Restructuring and Other Charges” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Segment Operating Results
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month and nine-month periods ended October 2, 2022, and October 3, 2021:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2022	October 3, 2021		October 2, 2022	October 3, 2021
	(in thousands)			(in thousands)
AMS segment net sales	$194,449	$176,770	10.0%	$557,768	$460,402	21.1%
AMS segment AOI(1)	24,975	21,595	15.7%	74,502	54,606	36.4%
(1) Includes allocation of corporate SG&A expenses. Excludes non-recurring items related to restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the third quarter of 2022, net sales in AMS increased 10.0% versus the comparable period in 2021, primarily due to higher prices and volume. The sales increase was primarily in the retail, public buildings and corporate office market segments partially offset by decreases in the healthcare and consumer residential market segments.
During the first nine months of 2022, net sales in AMS increased 21.1% versus the comparable period in 2021, primarily due to higher sales volume and prices. The sales increase was primarily in the corporate office, education, retail, public buildings and residential / living market segments.
AOI in AMS increased 15.7% during the third quarter of 2022 compared to the prior year period, primarily due to higher sales. AMS SG&A expenses as a percentage of net sales in the third quarter of 2022 decreased approximately 0.5% compared to the third quarter of 2021, which contributed to the increase in AOI for the current quarter.
AOI in AMS increased 36.4% during the first nine months of 2022 compared to the prior year period, primarily due to higher sales. AMS SG&A expenses as a percentage of net sales decreased approximately 1.4% for the first nine months of 2022 compared to last year, which contributed to the increase in AOI for the current year period.

EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month and nine-month periods ended October 2, 2022, and October 3, 2021:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 2, 2022	October 3, 2021		October 2, 2022	October 3, 2021
	(in thousands)			(in thousands)
EAAA segment net sales	$133,308	$135,937	(1.9)%	$404,596	$400,350	1.1%
EAAA segment AOI(1)	6,273	8,586	(26.9)%	25,908	26,557	(2.4)%
(1) Includes allocation of corporate SG&A expenses. Excludes non-recurring items related to purchase accounting amortization, Thailand plant closure inventory write-down, and restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the third quarter of 2022, net sales in EAAA decreased 1.9% versus the comparable period in 2021. Higher selling prices and volume were offset by the impact of negative currency fluctuations of approximately $18.5 million (13.6%) for the third quarter of 2022 compared to the same period last year due to the weakening of the Euro, British Pound sterling, Australian dollar and Chinese Renminbi against the U.S. dollar. Continuing government-imposed COVID-19 lockdowns and restrictions in parts of China during the third quarter of 2022 adversely impacted EAAA sales for the current quarter. Higher EAAA sales in the corporate office and hospitality market segments were offset by decreases in the healthcare, public buildings and transportation market segments.
During the first nine months of 2022, net sales in EAAA increased 1.1% versus the comparable period in 2021. Higher sales volume and prices were mostly offset by the impact of negative currency fluctuations of approximately $41.4 million (10.3%) for the first nine months of 2022 compared to the same period last year due to the weakening of the Euro, Australian dollar, British Pound sterling and Chinese Renminbi against the U.S. dollar. Government-imposed COVID-19 lockdowns and restrictions in parts of China adversely impacted EAAA sales for the first nine months of 2022. The EAAA sales increase was primarily in the corporate office and hospitality market segments partially offset by decreases in the public buildings, transportation and education market segments.
AOI in EAAA decreased 26.9% during the third quarter of 2022 versus the comparable period in 2021 primarily due to lower sales and the continuing impact of inflationary pressures on raw materials, freight and labor costs. Currency fluctuations had a negative impact on AOI of approximately $2.1 million (15.2%) for the third quarter of 2022 compared to the third quarter of 2021.
AOI in EAAA decreased 2.4% during the first nine months of 2022 versus the comparable period in 2021 primarily due to higher cost inflation as discussed above and the negative impact of currency fluctuations of approximately $5.1 million (11.6%). EAAA SG&A expenses as a percentage of net sales in the first nine months of 2022 decreased approximately 2.7% compared to last year, which partially offset the negative impacts on AOI discussed above.

Financial Condition, Liquidity and Capital Resources
General
At October 2, 2022, the Company had $79.4 million in cash. At that date, the Company had $201.6 million in term loan borrowings, $26.0 million in revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Facility, and we had $300.0 million of Senior Notes outstanding. As of October 2, 2022, we had additional borrowing capacity of $272.4 million under the Facility and $2.0 million of borrowing capacity under another line of credit in place at a non-U.S. subsidiary. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
On October 14, 2022, the Facility was amended to, among other changes, extend the maturity date to October 2027. See Note 16 entitled “Subsequent Events” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its existing Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $147 million and $443 million for the three-month and nine-month periods ended October 2, 2022, respectively, and net sales for the non-guarantor subsidiaries were approximately $148 million and $432 million for the three-month and nine-month periods ended October 3, 2021, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $45 million as of both October 2, 2022 and January 2, 2022.
Balance Sheet
Inventories, net, were $319.1 million at October 2, 2022 compared to $265.1 million at January 2, 2022. The increase of $54.0 million was primarily due to higher raw material costs and freight costs due to continuing inflationary pressures and inventory build driven by higher customer demand and global supply chain disruption.
Analysis of Cash Flows
The following table presents a summary of cash flows for the nine-month periods ended October 2, 2022 and October 3, 2021, respectively:

	Nine Months Ended
	October 2, 2022	October 3, 2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$14,883	$64,056
Investing activities	(13,314)	(17,406)
Financing activities	(10,456)	(53,079)
Effect of exchange rate changes on cash	(8,916)	(3,815)
Net change in cash and cash equivalents	(17,803)	(10,244)
Cash and cash equivalents at beginning of period	97,252	103,053
Cash and cash equivalents at end of period	$79,449	$92,809
Cash provided by operating activities was $14.9 million for the nine months ended October 2, 2022, which represents a decrease of $49.2 million from the prior year period. The difference was primarily due to a greater use of cash for working capital during the first nine months of 2022. Specifically, higher inventories as a result of increased customer demand, higher raw material costs and input costs contributed to the greater use of cash for working capital compared to last year. Accrued bonus payments during the first quarter of 2022 also contributed to the increased use of cash for the first nine months of 2022.
Cash used in investing activities was $13.3 million for the nine months ended October 2, 2022, which represents a decrease of $4.1 million from the prior year period. The decrease from the comparable period was primarily due to a decrease in capital expenditures due to reduced capital investment.

Cash used in financing activities was $10.5 million for the nine months ended October 2, 2022, which represents a decrease of $42.6 million from the prior year period. The year-over-year difference was primarily due to higher revolving loan borrowings in 2022 as a source of cash to fund operating activities as described above, partially offset by a use of cash for repurchases of the Company’s common stock pursuant to a new share repurchase program adopted in the second quarter of 2022.
Share Repurchases
In the second quarter of 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the nine months ended October 2, 2022, the Company repurchased 1,126,176 shares of common stock at a weighted average price of $12.83 per share pursuant to this program.
Purchase Obligations
In March of 2022, we entered into a purchase obligations commitment to procure fiberglass raw materials through the end of 2026 for approximately $22.5 million. We expect that approximately $4.5 million will be purchased within the next 12 months.
Critical Accounting Policies and Estimates
Goodwill
In accordance with applicable accounting standards, the Company tests goodwill for impairment annually in the fourth quarter and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During fiscal year 2022, the Company has experienced significant cost inflation, volatility in the Company stock price and a negative geopolitical climate in Europe. The Company considered these factors and determined they did not indicate that the fair value of the EMEA reporting unit was less than its carrying value as of October 2, 2022. If the uncertainty caused by these events continues, they may warrant the need to write down the value of goodwill associated with our EMEA reporting unit if a future test indicates that its fair value is less than its carrying value.
The fair value of the EMEA reporting unit exceeded its carrying value by approximately 20% at the most recent goodwill test date performed in the fourth quarter of 2021. The goodwill allocated to the EMEA reporting unit as of October 2, 2022 was $29.4 million. The amount of any potential future goodwill impairment charge is uncertain as the impairment test involves a significant amount of risk, uncertainty and judgment.

Forward-Looking Statement on Impact of COVID-19
While we are aggressively managing our response to the COVID-19 pandemic, its impacts on our full fiscal year 2022 results and beyond are uncertain. We believe the most significant elements of uncertainty are (1) the intensity and duration of the impact on construction, renovation, and remodeling; (2) corporate, government, and consumer spending levels and sentiment; (3) the ability of our sales channels, supply chain, manufacturing, and distribution partners to continue operating through disruptions; and (4) the severity of global supply chain disruptions and their effects on inflation, labor shortages, raw material shortages, and other factors that disrupt our supply chain and manufacturing facilities. Any or all of these factors could negatively impact our financial position, results of operations, cash flows, and outlook. As the impact of the COVID-19 pandemic continues to affect companies with global operations, specifically as it relates to the global supply chain, we anticipate that, at a minimum, our business and results in the final quarter of 2022 will continue to be affected, and the timeline and pace of recovery is uncertain.
We anticipate a sequential revenue increase in the fourth quarter of fiscal year 2022 compared with the third quarter of 2022. We are also anticipating continued impacts to our global supply chain and manufacturing operations. These impacts are expected to include significant cost increases in our raw materials globally and continued labor shortages and cost increases. The impacts may also potentially include raw material shortages, higher freight costs, shipping delays, and other disruptions. These impacts to our supply chain and manufacturing will increase our costs and adversely affect our gross margins, they may inhibit our ability to manufacture and ship product timely, and at times they may inhibit our ability to meet customer demands and expectations.
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
Backlog
As of October 23, 2022, the consolidated backlog of unshipped orders was approximately $236.2 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, backlog was approximately $215.6 million as of February 6, 2022. Disruptions in global supply and distribution chains and government imposed lockdowns due to the impact of COVID-19 have resulted in delays of construction projects and flooring installations in many regions worldwide.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the nine months ended October 2, 2022, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
Because the debt outstanding under our Facility has variable interest rates based on an underlying prime lending rate or other benchmark rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate or other benchmark rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 2, 2022.
As of October 2, 2022, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $12.4 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $13.2 million.
As of October 2, 2022, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $8.7 million or an increase in the fair value of our financial instruments of $10.6 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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
On March 31, 2022, the Court entered an order granting the Company’s motion for summary judgment on all of Mr. Gould’s remaining claims. The portion of the order granting the Company summary judgment on Mr. Gould’s claims for breach of contract and attorney’s fees has been appealed by Mr. Gould to the U.S. Court of Appeals for the 11th Circuit. The Company believes the lawsuit and the appeal therefrom are without merit and intends to defend vigorously against them.
In the putative class action lawsuit, the Court has appointed a lead plaintiff, which filed an Amended Complaint that, among other things, added the Company’s former chief financial officer as a defendant. As in the original complaint, the allegations in the Amended Complaint relate to the subject matter of the concluded SEC investigation described in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended January 2, 2022. The Company filed a motion to dismiss the Amended Complaint, and that motion was denied by the Court on June 6, 2022. The Company filed its Answer to the Amended Complaint on July 21, 2022. Discovery in the case is proceeding. The Company believes the putative class action is without merit and that the Company has good defenses to it. The Company intends to defend itself vigorously against the action.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended January 2, 2022, as supplemented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended July 3, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended October 2, 2022:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 4 – July 31, 2022	279,530	$13.51	279,530	$90,641,072
August 1 – August 28, 2022	229,597	13.30	229,597	87,587,515
August 29 – October 2, 2022	201,826	10.10	201,826	85,549,354
Total	710,953	$12.47	710,953
(1) The monthly periods identified above correspond to the Company’s fiscal third quarter of 2022, which commenced July 4, 2022 and ended October 2, 2022.
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
10.1
Contract of Employment of Nigel Stansfield dated August 15, 2022 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on August 19, 2022, previously filed with the Commission and incorporated herein by reference).*

10.2
Severance Protection and Change in Control Agreement of Nigel Stansfield dated August 15, 2022 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on August 19, 2022, previously filed with the Commission and incorporated herein by reference).*

10.3
Fifth Amendment to Second Amended and Restated Syndicated Facility Agreement, dated as of October 14, 2022 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 17, 2022, previously filed with the Commission and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 2, 2022, formatted in Inline XBRL
* Management contract or compensatory plan or agreement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 8, 2022	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)