Form 10-K
period 2023-01-01
INTERFACE INC
filed 2023-03-01
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 1, 2023

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
Large accelerated filer ☑ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 1, 2022: $733,152,974 (57,774,072 shares valued at the closing sale price of $12.69 on July 1, 2022). See Item 12.
 Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 17, 2023:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,075,390
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet under the established brand names Interface® and FLOR®, and we market LVT and vinyl sheet under the brand Interface®. In 2018, the Company acquired nora Holding GmbH (“nora”), a worldwide leader in the rubber flooring category under the established nora brands norament® and noraplan®.

Reportable Segments

In 2021, the Company largely completed its integration of the nora acquisition, and integration of its European and Asia-Pacific commercial areas, and determined that it has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment continues to include the United States, Canada and Latin America geographic areas. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.

Below is a summary of total net sales percentages by reportable segment for the last three fiscal years. Percentages for fiscal year 2020 have been recast to reflect the current reportable segment structure:

	2022	2021	2020
AMS	58%	54%	54%
EAAA	42%	46%	46%

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

During fiscal years 2022, 2021 and 2020, the COVID-19 pandemic impacted areas where we operate and sell our products and services. Government restrictions and shutdowns around the world impacted sales in the corporate office market segment and resulted in lower corporate reinvestment compared to the few years immediately preceding the pandemic. To mitigate the effects of COVID-19 on our business, we capitalized on our ongoing market diversification strategy to increase our presence and market penetration for modular carpet and resilient flooring sales in non-corporate office market segments.

Below is a summary of our sales mix between corporate office and non-corporate office market segments for the last three fiscal years by reportable segment:

	2022		2021		2020
	Corporate Office	Non-Corporate Office	Corporate Office	Non-Corporate Office	Corporate Office	Non-Corporate Office
AMS	38%	62%	39%	61%	37%	63%
EAAA	61%	39%	57%	43%	60%	40%

Products and Services

Modular Carpet

Our AMS and EAAA reportable segments sell the same products within their respective geographical regions. We produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities. These varieties are designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors particularly offices, healthcare facilities, airports, educational and other institutions, hospitality spaces, retail facilities and residential interiors. Our carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes, create visual cues, and to convey graphic information. While we continue to manufacture and sell a substantial portion of our carpet tile in standard styles, most of our modular carpet sales in the Americas and Asia-Pacific regions are made-to-order products designed to meet customer specifications.

Our modular carpet systems are marketed under the established brands Interface and FLOR. We manufacture carpet tiles cut in precise, dimensionally stable squares (usually 50 cm x 50 cm) or rectangles (such as planks and Skinny Planks™). Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that provides dimensional stability and reduces the need for adhesives or fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials, which we now market under the CQuest™GB name (formerly known as GlasBacRE). In addition, we make carpet tile with yarn containing varying degrees of recycled post-consumer nylon, depending on the style and color.

In 2021, we introduced our Open Air™ collection of more affordable carpet tiles — an expansive platform of hard-working carpet tile styles designed with open spaces in mind. Innovations in both design and manufacturing allow us to create high-quality, high-performance carpet products at a lower price point.

In 2020, we introduced the next generation of our carpet tile backings called CQuest™ backings. Guided by materials science and inspired by nature’s carbon-storing abilities, we added new bio-based materials and more recycled content to our backings. The materials in the CQuest backings, when measured on a stand-alone basis, are net carbon negative — meaning that their global warming potential emissions are net negative. The CQuest backings are:

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

The award-winning design firm David Oakey Designs has had a pivotal role in developing many of our innovative product designs. David Oakey Designs has developed products that are manufactured using state-of-the-art tufting technology, which allows us to pinpoint tufts of different colored yarns in virtually any arrangement within a carpet tile. These unique designs are best exemplified by our Urban Retreat®, Net Effect®, Human Nature® and World Woven® collections, which are sold throughout our international operations.

In 2020, we achieved a substantial milestone in our journey toward becoming a sustainable enterprise. Simultaneously with the launch of our new CQuest backings described above, we introduced in the Americas our first ever “cradle-to-gate” carbon negative carpet tile products in three unique styles: Shishu Stitch™, Tokyo Texture™, and Zen Stitch™. These pioneering products, which are part of our Embodied Beauty™ collection, are created with a combination of our new CQuestBioX carpet backing (featuring new bio-based materials and more recycled content), specialty yarns and tufting processes that create a carpet tile with a net negative value of “embodied carbon”. Embodied carbon is the carbon footprint (meaning the global warming potential of emissions of greenhouse gases measured in carbon dioxide equivalents) of a product from raw material creation, growth and extraction (the “cradle”) through processing until it is packaged and ready to be shipped from our factory (the “gate”), thus referred to as “cradle-to-gate” in the life cycle assessment of a product. Embodied carbon is distinct from operational carbon, which refers to the carbon footprint of everything that happens after the product leaves our factory, such as shipment, customer use, and end of life. The Embodied Beauty collection was expanded into our EAAA geographical regions in 2021.

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

In 2022, we introduced our rigid core Even Path™ collection of LVT with high-quality wood and stone designs. Our rigid core resilient flooring products are designed for hard-working spaces and commercial markets.

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

Manufacturing and Raw Materials

We manufacture carpet tile at two locations in the United States and at facilities in the Netherlands, the United Kingdom, China and Australia. We also manufactured carpet tile at a location in Thailand for many years, but in 2021 we announced the closure of the Thailand plant, in which manufacturing was permanently halted at the end of the first quarter of 2022. We manufacture rubber flooring in Germany.

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

We also have technology that separates the face fiber and backing of reclaimed and waste carpet, thus making it easier to recycle some of its components and providing a purer supply of inputs for our CQuestGB carpet backing. This technology, which is part of our ReEntry®2.0 carpet reclamation program, allows us to send some of the reclaimed face fiber back to our fiber supplier to be blended with virgin or other post-industrial materials and extruded into new fiber.

The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands, China and Australia are certified under International Standards Organization (ISO) Standard No. 14001. Nora’s manufacturing facility, which is located in Weinheim, Germany, is ISO14001 certified as well and sells the majority of its products with the Blauer Engel label. Blauer Engel is the leading German institute that recognizes products that have environmentally friendly aspects.

Sales and Marketing

We distribute our products through two primary channels: (1) direct sales to end users; and (2) indirect sales through independent contractors, installers and distributors. We use an exclusive third-party distributor to sell our products in the Latin American region. We have traditionally focused our carpet marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, interior designers, engineers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions. While the corporate office market segment, including new construction and renovation, is our largest, we also emphasize sales in other market segments, including schools and educational facilities, government institutions, retail space, healthcare facilities, tenant improvement space, hospitality centers, residences and home office space. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including Interface and FLOR, as well as the strength of the nora rubber flooring brands of noraplan and norament.

An important part of our marketing and sales efforts involves the preparation of custom-made samples of requested carpet designs, in conjunction with the development of innovative product designs and styles to meet the customer’s particular needs. In most cases, we can produce samples to customer specifications in less than five days, which significantly enhances our marketing and sales efforts. In addition, through our websites, we have made it easy to view and request samples of our products. We also use technology which allows us to provide digital, simulated samples of our products, which helps reduce raw material and energy consumption associated with our samples.

We primarily use our internal marketing and sales force teams to market our flooring products. In order to implement our global marketing efforts, we have product showrooms or design studios in the United States, England, France, Germany, Spain, the Netherlands, India, Australia, United Arab Emirates, Singapore, Hong Kong, China and elsewhere. We may open offices in other locations around the world as necessary to capitalize on emerging marketing opportunities.

Business Strategy and Principal Initiatives

Our business strategy is to continue to use our leading position in modular carpet, product design and global made-to-order capabilities as a platform from which to position our modular carpet, LVT products, other resilient products and rubber flooring products across several industry segments.

We will seek to increase revenues and profitability by pursuing the following key initiatives:

Continue to Penetrate Non-Corporate Office Market Segments. We plan to continue our strategic focus on product design and marketing and sales efforts for non-corporate office market segments such as government, education, healthcare, hospitality, and residential living. We began this initiative as part of a market diversification strategy to reduce our exposure to the economic cyclicality of the corporate office market segment, and it has become a principal strategy generally for growing our business and enhancing profitability.

Develop a Substantial Resilient Flooring Business. Building upon the success of our products in the high growth LVT market, we plan to expand our LVT product offerings while also seeking to introduce new products in the resilient flooring category, such as our rigid core resilient flooring that was launched in early 2022. We believe our ability to offer and sell our soft and hard surfaces in an integrated flooring design helps meet the needs of our customers by complementing and enhancing our carpet tile portfolio with true modular installation, no transition strips between surfaces, carpet tile and resilient products that are in some cases the same size and shape, and favorable acoustic properties. Our nora business, with its rubber flooring products, is also a key component of our strategy in this area.

Sustain Leadership in Product Design and Development. Our CQuest backings, Embodied Beauty collection, and our plank, Skinny Plank, and i2 products and TacTiles installation system have confirmed our position as an innovation leader in modular carpet. We will continue initiatives to sustain, augment and capitalize upon that strength to continue to increase our market share in targeted market segments. Our Climate Take Back initiative, which was advanced in 2020 with the launch of our first ever cradle-to-gate carbon negative carpet tile, promotes our commitment to the pursuit of sustainability.

Seasonality

Historically, sales in our first quarter had typically been our lowest quarter while our fourth quarter sales had typically been our best quarter, as sales generally increased throughout the course of the fiscal year.  However, in more recent years, as our sales efforts and results in the education and other non-corporate office market segments increased, our second and third quarter sales sometimes were the highest. In 2022, our second quarter sales were the highest quarter. In 2021, our fourth quarter sales were the highest quarter as certain countries rebounded from the economic impacts of the COVID-19 pandemic over the course of the year. In 2020, our first quarter sales were the highest quarter, as the COVID-19 pandemic escalated and more severely impacted the remainder of the year.

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

We believe the principal competitive factors in our primary floorcovering markets are brand recognition, quality, design, service, broad product lines, product performance, marketing strategy, pricing and sustainability. In the corporate office market segment, modular carpet competes with various floorcoverings including broadloom carpet, LVT and polished concrete. We believe the quality, service, design, better and longer average product performance, flexibility (such as design options, selective rotation or replacement, and use in combination with our resilient products), environmental footprint and convenience of our modular carpet are our principal competitive advantages.

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

For our nora rubber flooring products, the innovation focus is on performance and design. A key innovation is the fast growing self-adhesive nTx solution for nora tiles and sheet goods. Recent changes in design are noraplan Iona introducing a rubber on rubber print, noraplan valua introducing natural woodlike colors and embossing, and noraplan unita that incorporates real granite parts in a rubber floor. The combination of performance and design makes nora the recognized market leader in rubber flooring.

Environmental and Sustainability Initiatives

Our sustainability strategy began more than 25 years ago with initiatives aimed at reducing waste, environmental footprint and costs. With our more recent Climate Take Back initiative, we seek to lead industry in designing and making products in ways that will maintain a climate fit for life. Our Climate Take Back logo appears on many of our marketing and merchandising materials distributed throughout the world. With our new CQuestGB, CQuestBio and CQuestBioX backings, we are able to use more bio-based and recycled materials. As more customers in our target markets share our view that sustainability is an important factor, we expect sustainability will become a determining factor in purchasing and design decisions. In 2021, we set a goal to reduce our CO2 emissions across our Company and supply chain by 2030 with a target validated by the Science Based Targets Initiative. Our targets are to reduce our absolute Scope 1 and 2 greenhouse gas emissions 50% by 2030 from a 2019 base year, and to reduce our absolute Scope 3 greenhouse gas emissions from purchased goods and services 50% and from business travel and employee commuting 30% by 2030 from a 2019 base year. We also set a goal to become a carbon negative enterprise by 2040.

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

In 2022, we became the first and only flooring manufacturer to achieve third-party Carbon Neutral Enterprise certification. Our claim of Carbon Neutral Enterprise status has been third-party certified to meet the PAS 2060 standard, the leading international carbon neutrality standard created by the British Standards Institution (BSI). We neutralized our carbon impact across our entire business, including all operations and its full value chain. The Carbon Neutral Enterprise certification builds on our history as a purpose-driven flooring company. Achieving Carbon Neutral Enterprise status is a continuation of our innovation and efforts that started with the Carbon Neutral Floors program — it brings us one step closer to becoming a carbon negative enterprise by 2040.

Compliance with Government Regulations

We are subject to various federal, state and foreign laws and regulations that address various aspects of our business such as worker safety (including but not limited to safety measures in response to the COVID-19 pandemic), privacy, trade sanctions and anticorruption. In addition, our operations are subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with these laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our floorcovering manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands, China, Germany and Australia are certified under ISO Standard No. 14001.

Backlog

Our backlog of unshipped orders was approximately $197.4 million at February 5, 2023, compared with approximately $215.6 million at February 6, 2022. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects and currency fluctuations. Disruptions in supply and distribution chains, global travel restrictions and government orders due to the impact of COVID-19 have resulted in delays of construction projects and flooring installations in many regions worldwide, which also have caused fluctuations in our backlog.

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

We also own many trademarks in the United States and abroad. In addition to the United States, the primary jurisdictions in which we have registered our trademarks are the European Union, United Kingdom, Canada, Australia, New Zealand, Japan, and various countries in Central America, South America and Asia. Some of our more prominent registered trademarks include: Interface, FLOR, GlasBac, CQuest, Climate Take Back, nora, norament, noraplan, nTX solution, noraplan unita, noraplan valua, and TacTiles. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other jurisdictions varies.

Human Capital

Interface is a purpose-driven company with a passionate team that shares a unique set of values. We strive to do the right thing and to be generous to people and the planet. We are committed to an equitable and inclusive culture and achieve this by living our values. Our core values represent who we are, how we see the world, how we treat each other and our external customers and stakeholders, and how we approach our work every day. These core values are:

•Design a better way;
•Be genuine and generous;
•Inspire others;
•Connect the whole; and
•Embrace tomorrow, today.

At January 1, 2023, we employed a total of 3,671 employees worldwide. Of such total, 1,452 were clerical, staff, sales, supervisory and management personnel and 2,219 were manufacturing personnel. We also utilized the services of 176 temporary personnel as of January 1, 2023.

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

Information About Our Executive Officers

Our executive officers, their ages as of January 1, 2023, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Laurel M. Hurd	53	President and Chief Executive Officer
David B. Foshee	52	Vice President, General Counsel and Secretary
Bruce A. Hausmann	53	Vice President and Chief Financial Officer
James Poppens	58	Vice President (President - Americas) (1)
Nigel Stansfield	55	Vice President (President - Europe, Africa, Australia and Asia) (1)
(1) See below for changes effective February 2023

Ms. Hurd joined us in April 2022 after having worked previously for global consumer goods company Newell Brands, Inc. Ms. Hurd served as Segment President, Learning and Development at Newell Brands Inc. starting in February 2019, leading its Baby and Writing businesses. Previously, Ms. Hurd was the Division Chief Executive Officer for Newell Brands’ Writing division starting in February 2018. From 2016 to February 2018, she served as Chief Executive Officer of Newell Brands’ Baby division. From May 2014 until 2016, Ms. Hurd was President of the Baby and Parenting division at Newell Brands, where she oversaw the Calphalon, Goody, and Rubbermaid consumer brands. From 2012 to 2014, Ms. Hurd was Vice President, Global Development for Newell Brands, leading both Marketing and Research & Development for the Graco, Aprica, and Teutonia brands globally.

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

Mr. Poppens joined us in 2017 to lead the restructuring of our FLOR business and then served as Vice President of Corporate Marketing and was responsible for the global Interface brand, digital strategy, global product commercialization planning as well as leading the FLOR business. He was named President for our Americas business in February 2020. Prior to joining us, Mr. Poppens held leadership roles at Newell Rubbermaid, Kellogg Company, REI, and Coca-Cola. Effective February 1, 2023, Mr. Poppens was named Chief Commercial Officer, and his former role as President of Americas was eliminated.

Mr. Stansfield was the Operations Manager for Firth Carpets (our former European broadloom operations) at the time it was acquired by us in 1997. For two years following that acquisition, Mr. Stansfield served as Manufacturing Systems Manager, part of a global project team that designed and implemented manufacturing software systems at seven of our manufacturing plants. In 1999, he returned to Firth Carpets as Operations Director. In 2002, he became a member of our European research and development team focusing on our sustainability initiatives, and in 2004, he became Product and Innovations Director for all of our European Operations. In 2010, he joined our European management team as Senior Vice President of Product, Design and Innovation, before being named Vice President and Chief Innovations Officer for the Company in March 2012. In December 2016, he became President of our business serving Europe, the Middle East and Africa, and in January 2019 he assumed responsibility for the Asia-Pacific region as well. Effective February 1, 2023, Mr. Stansfield was named Chief Innovation and Sustainability Officer, and his former role as President of Europe, Africa, Australia and Asia was eliminated.

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

Interface, Inc. was incorporated in Georgia in 1973.

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

Risk Factors Related to our Business and Operations

We compete with a large number of manufacturers in the highly competitive floorcovering products market, and some of these competitors have greater financial resources than we do. We may face challenges competing on price, making investments in our business, or competing on product design or sustainability.

The floorcovering industry is highly competitive. Globally, we compete for sales of floorcovering products with other carpet manufacturers and manufacturers of other types of floorcovering. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. Moreover, some of our competitors are adding manufacturing capacity into the industry throughout the globe which could increase the amount of supply in the market. Increased capacity at our competitors could result in pricing pressure on our products and less demand for our products, thus adversely affecting both revenues and profitability.

Some of our competitors, including a number of large diversified domestic and foreign companies who manufacture modular carpet and resilient flooring as one segment of their business, have greater financial resources than we do. Competing effectively may require us to make additional investments in our product development efforts, manufacturing facilities, distribution network, and sales and marketing activities.

In addition, we often compete on design preferences. Our customers’ design preferences may evolve or change before we adapt quickly enough to those changes or before we recognize those changes have happened in the marketplace. If this occurs, it could negatively affect our sales as our customers choose other product offerings that more closely align with their design preferences. Moreover, as our competitors improve the sustainability attributes of their products and operations, or if our competitors market the sustainability attributes of their products or operations more effectively than we do, it could negatively affect the degree to which we differentiate from our competitors on those attributes which could negatively affect our ability to compete and gain those sales as customers choose product offerings from our competitors instead of our product offerings.

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

We recorded goodwill and intangible asset impairment charges of $36.2 million in the fourth quarter of 2022 and $121.3 million in the first quarter of 2020. The 2022 impairment charge was primarily a result of macroeconomic conditions, such as inflation, rising interest rates and the weakening of the Euro against the U.S. dollar causing a negative impact to our revenue and operating income in our EMEA goodwill reporting unit. The 2020 impairment charge was primarily a result of the expected duration of the COVID-19 pandemic and its anticipated negative impact to our revenue and operating income. Future impairment charges could result if these macroeconomic conditions or other negative market events or conditions continue to impact our operations.

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

The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. In certain locations where we operate, the demand for labor has exceeded the supply of labor, resulting in higher costs. Despite our focused efforts to attract and retain employees, including by offering higher levels of compensation in certain instances, we experienced attrition rates within our hourly workforce in recent years, particularly in 2021, that exceeded historical levels and we incurred higher operating costs at certain of our facilities in the form of higher levels of overtime pay. The market for professional workers was, and remains, similarly challenging. Many of our professional workers continue to work from home, initially as part of our COVID-19 protocols and more recently as part of our flexible working arrangement policies. As a result, we may experience higher levels of attrition within our professional workforce in the future.

We may lose the services of key personnel for a variety of reasons, including if our compensation programs become uncompetitive in the relevant markets for our employees and service providers, or if the Company undergoes significant disruptive change, including economic downturns. The loss of key personnel with a great deal of knowledge, training and experience — particularly in the areas of sales, marketing, operations, product design and management — could have an adverse impact on our business. We may not be able to easily replace such personnel, particularly if the underlying reasons for the loss make the Company relatively unattractive as an employer.

We continue to implement changes within our sales organization, including to the standardized processes and systems that our sales force uses to go to market, interact with customers, work with architects and the design community and, in general, operate day-to-day. We also continue to improve and change the technology tools that the sales force is required to use as part of their day-to-day jobs and monitor managerial positions that are designed to actively manage and coach the sales force. All of these changes are disruptive, which may create challenges for our sales force to adapt, particularly for long tenured employees. There are no guarantees that these efforts will increase sales or improve profitability of the business, or that they will not instead adversely disrupt the business, decrease sales, and decrease overall profitability.

Large increases in the cost of our raw materials, shipping costs, duties or tariffs could adversely affect us if we are unable to pass these cost increases through to our customers.

Petroleum-based products (including yarn) comprise the predominant portion of the cost of raw materials that we use in manufacturing carpet. Synthetic rubber uses petroleum-based products as feedstock as well. We also incur significant shipping and transport costs to move our products around the globe, and those costs have increased dramatically due to global supply chain, macroeconomic and geopolitical challenges. While we attempt to match cost increases with corresponding price increases, continued inflation and volatility in the cost of raw materials, transportation and shipping costs could continue to adversely affect our financial results if we are unable to pass through such cost increases to our customers.

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

From time to time, we make improvements and changes to our physical facilities, move operations to other sites, and change our manufacturing processes. In the first quarter of 2022, we permanently closed our carpet tile manufacturing facility in Thailand and transferred that production volume to other existing manufacturing operations in China and Australia. Large scale changes or moves could disrupt our normal operations, leading to possible loss of productivity, which may adversely affect our results. We are also making significant investments and modifications to our manufacturing facilities, processes, product compositions, and product construction including but not limited to the production of our CQuest™ carpet tile backings. These changes can be disruptive. There is also no guarantee that our CQuest™ backings will not fail to perform as expected and will not increase warranty claims or customer complaints. These efforts may also not yield the financial returns and improvements in the business that we hope to achieve from them. While these changes are intended to yield stronger financial results, they could potentially impact our financial results in negative ways due to project delays, business disruption as new facilities and equipment come online, increase customer complaints, or increase warranty claims; all of which could negatively affect our operations, reputation, financial condition and results of operations.

Our business operations could suffer significant losses from natural disasters, acts of war, terrorism, catastrophes, fire, adverse weather conditions, pandemics, endemics, unstable geopolitical situations or other unexpected events.

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, our manufacturing facilities could be materially damaged by natural disasters, such as floods, tornadoes, hurricanes and earthquakes, whether or not as a result of climate change, or by fire or other unexpected events such as adverse weather conditions, acts of war, terrorism, energy shortages and disruptions, pandemics or other public health crises (such as the COVID-19 pandemic described below), or other disruptions to our facilities, supply chain or our customers’ facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations. These types of events could also affect our suppliers, installers, and customers, which could have a material adverse impact on our business.

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

Our IT systems may be disrupted or fail for a number of reasons, including:

•natural disasters, like fires;
•power loss;
•software “bugs”, hardware defects or human error; and
•hacking, computer viruses, denial of service attacks, malware, ransomware, phishing scams, compromised or irretrievable backups or other cyber attacks.

Any of these events which deny us use of vital IT systems may seriously disrupt our normal business operations. These disruptions may lead to production or shipping stoppages, which may in turn lead to material revenue loss and reputational harm.

Despite our security design and internal controls, our IT systems have in the past experienced, and may in the future become subject to, attempts by unauthorized third parties to access and exfiltrate confidential information, manipulate data or disrupt our operations. In November 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems (the “Cyber Event”). In response, we promptly shut down certain systems, including shipping, inventory management and production systems and engaged forensic experts to evaluate the extent of the Cyber Event and its disruption to our operations. While the investigation of the Cyber Event by our forensic experts is still ongoing and our operations have fully resumed, we estimate fiscal year 2022 revenues were adversely affected by approximately $8 million due to lost sales. In fiscal 2022, in connection with the Cyber Event, we incurred approximately $5 million of idle plant costs, direct labor costs during the period our manufacturing facilities were idle and third-party remediation costs. We have insurance and anticipate that a portion of our financial losses related to the Cyber Event will ultimately be recovered by insurance.

Following the Cyber Event, we implemented measures to enhance our cybersecurity protections against, and reduce the potential of, any future cybersecurity attack. We expect to incur ongoing costs to enhance cybersecurity and plan to take further steps to prevent unauthorized access to, or manipulation of, our systems and data.

However, there is no guarantee that these enhancements and steps will be adequate to mitigate future losses due to IT system disruptions, and we may incur significant expense in correcting and recovering from future disruptions.

To the extent our IT systems store sensitive data, including data related to customers, employees or other parties, security breaches may expose us to fines and other liabilities, and reputational harm if such data is misappropriated. In addition, as cybercriminals continue to become more sophisticated and numerous, the costs to defend and insure against cyberattacks can be expected to rise.

The impact of potential changes to environmental laws and regulations and industry standards regarding climate change could lead to unforeseen disruptions to our business operations.

Addressing the effects of climate change has taken on increased importance throughout the world. The continued efforts to combat climate change could include more restrictive federal, state, and foreign environmental laws and regulations, heightened industry standards, or other mitigation measures that may have a material adverse effect on our global operations. These initiatives could, for example, increase the cost of obtaining raw materials for production of our products, increase the cost of energy for our manufacturing processes, and negatively impact our supply chain and capital expenditures.

Risk Factors Related to COVID-19

The COVID-19 pandemic has had and could continue to have (and other public health emergencies could have in the future) a material adverse effect on our ability to operate, our ability to keep employees safe from the pandemic, our results of operations, financial condition, liquidity, capital investments, our near term and long term ability to stay in compliance with debt covenants under our Syndicated Credit Facility and Senior Notes, our ability to refinance our existing indebtedness, and our ability to obtain financing in capital markets.

The COVID-19 pandemic has impacted areas where we operate and sell our products and services. The COVID-19 pandemic or a similar public health emergency in the future could have a material adverse effect on: our ability to operate; our ability to keep employees safe from public health risks; our results of operations, financial condition, liquidity and capital investments; our near term and long term ability to stay in compliance with debt covenants under our Syndicated Credit Facility and Senior Notes; our ability to refinance our existing indebtedness; and our ability to gain financing in the capital markets.

Public health organizations have recommended, and many governments have implemented, measures from time to time during the COVID-19 pandemic to slow and limit the transmission of the virus, including certain business shutdowns and shelter in place and social distancing requirements. Such preventive measures, or others we may voluntarily put in place, may have a material adverse effect on our business for an indefinite period of time, such as: the potential shut down of certain locations; decreased employee availability; employee reluctance to receive vaccinations, whether recommended or potentially required; increased overtime and temporary labor costs; potential border closures; and disruptions to the businesses of our selling channel partners, and others. We may also experience manufacturing personnel shortages, which may adversely affect our ability to manufacture our products.

Our suppliers and customers also have faced these and other challenges, which have led to disruption in our supply chain, raw material inflation, the inability to obtain sufficient raw materials necessary to produce our products, increased shipping and transport costs, as well as decreased construction and renovation spending and decreased demand for our products and services. These issues may also materially affect our current and future access to sources of liquidity, particularly our cash flows from operations, and access to financing from the capital markets. Although these disruptions may continue to occur, the long-term economic impact and near-term financial impacts of the COVID-19 pandemic, including but not limited to, potential near-term or long-term risk of asset impairment, restructuring, and other charges, cannot be reliably quantified or estimated at this time due to the uncertainty of future developments. A public health emergency that occurs in the future could involve similar uncertainties.

Sales of our principal products have been and may continue to be affected by the COVID-19 pandemic, adverse economic cycles, and effects in the new construction market and renovation market.

Sales of our principal products are related to the renovation and construction of commercial and institutional buildings. This activity is cyclical and has been affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors that lead to cost control measures or reduction in the use of space by businesses and other users of commercial or institutional space. For example, the COVID-19 pandemic has had and may continue to have cyclical and structural impacts on the renovation of commercial and institutional buildings due to reductions in the use of work spaces, increases in office worker job losses and increases in the number of people working from home. The COVID-19 pandemic has impacted the corporate office market and what the office of the future might look like and continues to be highly debated by senior executives, commercial real estate firms, architects, designers and other global experts, which could adversely affect the amount of money that customers spend on our products. In addition, the effects of cyclicality and other factors affecting the corporate office segment have traditionally tended to be more pronounced than the effects on other market segments. Historically, we have generated more sales in the corporate office segment than in any other segment. The effects of cyclicality and other factors on the new construction segment of the market have also tended in the past to be more pronounced than the effects on the renovation segment. These effects may recur and could be more pronounced if global economic conditions do not improve or are weakened by negative cycles or other factors, including as a result of the continuing COVID-19 pandemic.

International Risk Factors

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including foreign currency fluctuations, restrictive taxation, custom duties, border closings or other adverse government regulations.

We have substantial international operations and intend to continue to pursue and commit resources to growth opportunities beyond the United States. Outside of the United States, we maintain manufacturing facilities in the Netherlands, the United Kingdom, China, Australia and Germany, in addition to product showrooms or design studios in England, France, Germany, Spain, the Netherlands, India, Australia, United Arab Emirates, Singapore, Hong Kong, China and elsewhere. In 2022, approximately 47% of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific.

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
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks arising from the conflict between Russia and Ukraine, may adversely affect our business, results of operations and financial position. While we permanently closed our operations in Russia in the third quarter of 2022, the broader consequences of this conflict and the extent of its effects on us as well as the global economy cannot be predicted. These consequences include or may include government sanctions, embargoes, unstable energy markets, regional instability, geopolitical shifts, potential retaliatory action by the Russian government against companies or other countries, and increased tensions between Russia and the United States or other countries in which we operate.

Historically, Russia was a key supplier of natural gas, oil, and other raw materials to European countries. We have substantial manufacturing operations in Europe (including Germany, the Netherlands, and the United Kingdom), and we have key suppliers in Europe, which rely upon natural gas, oil, and other raw materials to operate. Our sole rubber flooring plant is in Germany, and our primary European carpet tile plant is in the Netherlands. Any disruption in the supply of natural gas, oil, or other raw materials from Russia to Europe could adversely affect our ability to operate our business, our results of operations and our financial position, or adversely affect the ability of our key suppliers to meet our raw material requirements. In particular, the currently reduced Russian exports of natural gas to Europe may materially impede our European manufacturing operations and may result in higher energy costs to operate our facilities. Our customers’ businesses, results of operations and financial positions also could be adversely impacted by the conflict in Ukraine, which could reduce their spending on our products.
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

Fluctuations in foreign currency exchange rates have had, and could continue to have, an adverse impact on our financial condition and results of operations.

Changes in the value of foreign currencies relative to the U.S. dollar have adversely affected our results of operations and financial position and could continue to do so. In recent periods, as the value of the U.S. dollar has strengthened in comparison to certain foreign currencies — particularly in our EAAA segment and the impact of the Euro on our European operations — our reported revenues have been negatively impacted. As approximately 47% of our revenue is denominated in foreign currencies, these exchange rate fluctuations have had, and could continue to have, a significant adverse impact on our financial results.

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

We have a substantial amount of debt and debt service requirements. As of January 1, 2023, we had approximately $526.3 million of outstanding debt, and we had $274.1 million of undrawn borrowing capacity under our Syndicated Credit Facility.

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
•subjecting us to the risk of increasing interest expense on variable rate indebtedness, including borrowings under our Syndicated Credit Facility;
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

In addition, borrowings under our Syndicated Credit Facility have variable interest rates, and therefore our interest expense will increase if the underlying market rates (upon which the variable interest rates are based) increase. For information regarding the current variable interest rates of these borrowings and the potential impact on our interest expense from hypothetical increases in short term interest rates, please see the discussion in Item 7A of this Report.

Furthermore, on July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Specifically, the FCA stopped publishing one week and two-month U.S. dollar LIBOR rates as of December 31, 2021, and the remaining U.S. dollar LIBOR rates will cease to be published on June 30, 2023. The Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. On September 29, 2022, the FCA announced its decision to stop publishing the 1-month and 6-month LIBOR rates by the end of March 2023. We had exposure to LIBOR-based financial instruments, namely our Syndicated Credit Facility which has variable (or floating) interest rates based on LIBOR. This facility allows for the use of an alternative benchmark rate if LIBOR is no longer available. In December 2021 we amended our Syndicated Credit Facility to replace LIBOR with a successor rate for loans denominated in euros or British Pound sterling. In October 2022, we amended our credit facility to replace LIBOR interest rates with the SOFR rate for U.S. denominated loans.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our indebtedness.

Our ability to generate cash in order to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in our Syndicated Credit Facility and our other financing agreements, including the indenture governing the Senior Notes, and other agreements we may enter into in the future. Specifically, we will need to maintain certain financial ratios under our Syndicated Credit Facility. Our business may not continue to generate sufficient cash flow from operations in the future and future borrowings may not be available to us under our existing revolving credit facility or from other sources in an amount sufficient to service our indebtedness, including the Senior Notes, to make necessary capital expenditures or to fund our other liquidity needs. If we are unable to generate cash from our operations or through borrowings, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to make payments on our indebtedness or refinance our indebtedness will depend on the capital markets and our financial condition at such time, as well as the terms of our financing agreements, including the Syndicated Credit Facility, and the indenture governing the Senior Notes. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, borrowings under our Syndicated Credit Facility have variable interest rates, and therefore our interest expense will increase if the underlying market rates (upon which the variable interest rates are based) increase.

We may incur substantial additional indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.

Subject to the restrictions in our Syndicated Credit Facility and in the indenture governing our Senior Notes, we and our subsidiaries may be able to incur additional indebtedness in the future. Although our Syndicated Credit Facility and the indenture governing the Senior Notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, including the ability, on a non-committed basis, for us to increase revolving commitments and/or term loans under our Syndicated Credit Facility, and debt incurred in compliance with these restrictions could be substantial. If new debt is added to our and our subsidiaries’ existing debt levels, the related risks we now face would increase.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 42,000 square feet of leased space. The following table lists our principal manufacturing facilities and other material physical locations (some locations are comprised of multiple buildings) by reportable segment, all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
AMS
LaGrange, Georgia	669,145
LaGrange, Georgia(1)	352,205
Union City, Georgia(1)	370,000
West Point, Georgia	250,000
Salem, New Hampshire(1)	126,766

EAAA
Craigavon, N. Ireland(1)	72,200
Minto, Australia	240,000
Scherpenzeel, Netherlands	1,250,960
Weinheim, Germany(1)	831,113
Taicang, China(1)	142,500

(1)Leased.

We maintain sales or marketing offices in over 45 locations in more than 20 countries and a number of other distribution facilities in several countries. Most of our sales and marketing locations and many of our distribution facilities are leased.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 17, 2023, we had 620 holders of record of our Common Stock. We estimate that there are in excess of 11,000 beneficial holders of our Common Stock.

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

Stock Performance

The following graph and table compare, for the period comprised of the Company’s five preceding fiscal years ended January 1, 2023, the Company’s total returns to shareholders (assuming all dividends were reinvested) with that of (i) all companies listed on the Nasdaq Composite Index, (ii) our previous self-determined peer group, and (iii) our new self-determined peer group, assuming an initial investment of $100 in each on December 31, 2017 (the last day of the fiscal year 2017). In 2022, the Company updated its self-determined peer group to exclude Armstrong Flooring, Inc. and Welbilt, Inc. Armstrong Flooring, Inc. was delisted and most of its assets were acquired in 2022, and Welbilt, Inc. was acquired in 2022 and no longer trades publicly. In determining its peer group companies, the Company considered various factors, including the potential peer’s industry, business model, size and complexity. The Company chose a peer group that it believes provides a robust sample size with minimal revenue dispersion, with companies in similar industries or lines of business or subject to similar economic and business cycles, including companies with a significant international presence that are also focused on sustainability.

	December 31, 2017	December 30, 2018	December 29, 2019	January 3, 2021	January 2, 2022	January 1, 2023
Interface, Inc.	$100	$58	$68	$44	$66	$41
NASDAQ Composite Index	$100	$97	$133	$192	$235	$159
Previous Self-Determined Peer Group (18 Stocks)	$100	$78	$102	$94	$130	$89
New Self-Determined Peer Group (16 Stocks)	$100	$81	$107	$99	$135	$100

Notes to Performance Graph
(1)If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(2)The index level was set to $100 as of December 31, 2017 (the last day of fiscal year 2017).
(3)The Company’s fiscal year ends on the Sunday nearest December 31.
(4)The following companies are included in the Previous Self-Determined Peer Group depicted above: Acuity Brands, Inc.; Albany International Corp.; Apogee Enterprises, Inc.; Armstrong Flooring, Inc.; Armstrong World Industries, Inc.; Caesarstone Ltd.; Gentherm Incorporated; H. B. Fuller Company; Harsco Corporation; MillerKnoll, Inc. (formerly Herman Miller, Inc.); HNI Corporation; Kimball International, Inc.; Masonite International Corporation; Materion Corporation; Glatfelter Corporation (formerly P.H. Glatfelter Company); Steelcase Inc.; Unifi, Inc.; and Welbilt, Inc. Welbilt, Inc. is included as a peer for periods prior to its acquisition in 2022.
(5)The following companies are included in the New Self-Determined Peer Group depicted above: Acuity Brands, Inc.; Albany International Corp.; Apogee Enterprises, Inc.; Armstrong World Industries, Inc.; Caesarstone Ltd.; Gentherm Incorporated; H. B. Fuller Company; Harsco Corporation; MillerKnoll, Inc. (formerly Herman Miller, Inc.); HNI Corporation; Kimball International, Inc.; Masonite International Corporation; Materion Corporation; Glatfelter Corporation (formerly P.H. Glatfelter Company); Steelcase Inc.; and Unifi, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended January 1, 2023:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 3, 2022 – October 30, 2022(3)	163,539	$10.40	163,204	$83,853,300
October 31, 2022 – December 4, 2022	94,302	10.87	94,302	82,828,595
December 5, 2022 – January 1, 2023	—	—	—	82,828,595
Total	257,841	$10.57	257,506

(1) The monthly periods identified above correspond to the Company’s fiscal fourth quarter of 2022, which commenced October 3, 2022 and ended January 1, 2023.

(2) On May 17, 2022, the Company announced a new share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date.

(3) Includes 335 shares received by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of equity awards.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our revenues are derived from sales of floorcovering products, primarily modular carpet, luxury vinyl tile (“LVT”) and rubber flooring products. Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors industry, including the market for floorcovering products, is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, work from home policies, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our business.

During fiscal year 2021, the Company largely completed its integration of the nora acquisition, and integration of its European and Asia-Pacific commercial areas, and determined that it has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment continues to include the United States, Canada and Latin America geographic areas. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information. The results of operations discussion below also includes segment information.

We focus our marketing and sales efforts on both corporate office and non-corporate office market segments, to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. More than half of our consolidated net sales were in non-corporate office markets in fiscal year 2022 and fiscal year 2021, primarily in education, healthcare, retail, public buildings, hospitality and residential/living market segments. See Item 1, entitled “Business,” included in this Annual Report on Form 10-K for additional information regarding our mix of sales in corporate office verses non-corporate office market segments for the last three fiscal years by reportable segment.

Executive Summary

During 2022, we had consolidated net sales of $1,297.9 million, up 8.1% compared to $1,200.4 million in 2021, primarily due to higher sales in the corporate office, education and retail market segments. Consolidated operating income for 2022 was $75.4 million compared to consolidated operating income of $104.8 million in 2021 primarily due to continuing inflationary pressures on raw materials and freight costs in the current year and a $36.2 million goodwill and intangible asset impairment charge in 2022. Consolidated net income for 2022 was $19.6 million or $0.33 per share, compared to consolidated net income of $55.2 million, or $0.94 per share, in 2021.

During 2021, we had consolidated net sales of $1,200.4 million, up 8.8% compared to $1,103.3 million in 2020, primarily due to the rebound in economic activity in certain countries following the impacts of COVID-19. Consolidated operating income for 2021 was $104.8 million compared to consolidated operating loss of $39.3 million in 2020 primarily due to higher sales in 2021 and a $121.3 million impairment of goodwill and certain intangible assets in 2020. Fiscal year 2021 also included $3.9 million of restructuring charges in connection with the planned closure of our Thailand manufacturing operations which occurred in 2022. Consolidated net income for 2021 was $55.2 million or $0.94 per share, compared to consolidated net loss of $71.9 million, or $1.23 per share, in 2020.

A detailed discussion of our 2022 and 2021 consolidated and segment performance appears below under “Analysis of Results of Operations”.

Cybersecurity Event

As previously disclosed in our current report on Form 8-K filed with the SEC on November 23, 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems on November 20, 2022. Promptly, out of an abundance of caution, we shut down certain systems including shipping, inventory management and production systems and engaged forensic experts to evaluate the extent of the Cyber Event and its impact to our operations. We took steps to supplement existing security monitoring, including scanning and protective measures, and notified law enforcement.

The Company substantially resumed its operations within two weeks following the occurrence of the Cyber Event. However, the investigation of the Cyber Event by our forensic experts is still ongoing. We estimate the Cyber Event adversely affected our fiscal 2022 revenues by approximately $8 million in lost sales. We incurred approximately $5 million of costs related to the Cyber Event in 2022 for idle plant costs, direct labor costs during the period our manufacturing facilities were idle and third party remediation costs. Approximately $4.8 million of the Cyber Event costs were included in cost of sales in the consolidated statement of operations and approximately $0.3 million in selling, general and administrative expenses. We have insurance and anticipate that a portion of our financial losses related to the Cyber Event will ultimately be covered by insurance. We expect to incur ongoing costs to enhance data security and plan to take further steps to prevent unauthorized access to, or manipulation of, our systems and data.

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
During fiscal year 2022, the COVID-19 pandemic continued to have less of an impact on our overall financial results compared with the prior year as consolidated net sales increased 8.1% compared to 2021. However, continuing government imposed COVID-19 lockdowns and restrictions in parts of China adversely impacted sales in China by approximately 13% compared with the prior year. Ongoing global supply chain challenges and inflationary pressures resulted in higher raw material costs, higher freight costs and shipping delays during 2022, which increased our operating costs and adversely impacted our gross profit margin. Management believes it is reasonably likely these impacts will continue to affect our future operations and results to some degree, particularly during the first half of 2023.
During fiscal year 2021, the COVID-19 pandemic had less of an impact on our overall financial results compared with the prior year as consolidated net sales increased 8.8% compared to fiscal year 2020. Government stimulus programs, increased COVID-19 vaccination rates, and fewer COVID-19 related restrictions in some places contributed to a rebound in economic activity in certain countries in 2021 driving higher revenues globally compared to fiscal year 2020. Our global supply chain and manufacturing operations, however, experienced increased adverse impacts and disruptions in 2021 from COVID-19. These impacts included raw material shortages, raw material cost increases, higher freight costs, shipping delays, and labor shortages – particularly in the United States. These impacts to our supply chain and manufacturing operations increased our costs, decreased our ability to achieve manufacturing targets, increased lead times to our customers, and adversely affected our gross profit margin as a percentage of net sales.

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

Also in fiscal year 2020, government grants and payroll protection programs were available in various countries globally to provide assistance to companies impacted by the pandemic. The CARES Act enacted in the United States (see Note 17 entitled “Income Taxes” included in Item 8 of this Annual Report on Form 10-K for additional information) and a payroll protection program enacted in the Netherlands (the “NOW Program”) provided benefits related to payroll costs either as reimbursements, lower payroll tax rates or deferral of payroll tax payments. The NOW Program provided eligible companies with reimbursement of labor costs as an incentive to retain employees and continue paying them in accordance with the Company’s customary compensation practices. During fiscal year 2020, the Company qualified for benefits under several payroll protection programs and recognized a reduction in payroll costs of approximately $7.3 million, which were recorded as a $6.1 million reduction of selling, general and administrative expenses and a $1.2 million reduction of cost of sales in the consolidated statements of operations, as the Company believes it is probable that the benefits received will not be repaid.

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

Consolidated net sales denominated in currencies other than the U.S. dollar were approximately 47% in 2022, 50% in 2021, and 51% in 2020. Because we have substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. In 2022, the weakening of the Euro, Australian dollar, British Pound sterling and Chinese Renminbi against the U.S. dollar had a negative impact on our net sales and operating income. In 2021, the strengthening of the Euro, Australian dollar, Chinese Renminbi and British Pound sterling against the U.S. dollar had a positive impact on our net sales and operating income. In 2020, the strengthening of the Euro, British Pound sterling, and Chinese Renminbi against the U.S. dollar had a positive impact on our net sales and operating loss.

The following table presents the amounts (in U.S. dollars) by which the exchange rates for translating Euros, British Pounds sterling, Australian dollars, Chinese Renminbi and Canadian dollars into U.S. dollars have affected our consolidated net sales and operating income or loss during the past three years:

	2022	2021	2020
	(in millions)
Impact of changes in foreign currency on consolidated net sales	$(58.8)	$23.9	$7.1
Impact of changes in foreign currency on consolidated operating income (loss)	(8.3)	3.2	0.9

The following table presents, as a percentage of net sales, certain items included in our consolidated statements of operations during the past three years:

	Fiscal Year
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	66.3	64.0	62.8
Gross profit	33.7	36.0	37.2
Selling, general and administrative expenses	25.0	27.0	30.2
Restructuring, asset impairment and other charges	0.2	0.3	(0.4)
Goodwill and intangible asset impairment charge	2.8	—	11.0
Operating income (loss)	5.7	8.7	(3.6)
Interest/Other expense, net	2.6	2.7	3.6
Income (loss) before income tax expense	3.1	6.0	(7.2)
Income tax expense (benefit)	1.7	1.4	(0.7)
Net income (loss)	1.4%	4.6%	(6.5)%

Consolidated Net Sales

Below we provide information regarding our consolidated net sales and analyze those results for each of the last three fiscal years. Fiscal year 2022 included 52 weeks, fiscal year 2021 included 52 weeks, and fiscal year 2020 included 53 weeks.

	Fiscal Year			Percentage Change
	2022	2021	2020	2022 compared with 2021	2021 compared with 2020
	(in thousands)
Consolidated net sales	$1,297,919	$1,200,398	$1,103,262	8.1%	8.8%

Consolidated net sales for 2022 compared with 2021

For 2022, our consolidated net sales increased $97.5 million (8.1%) compared to 2021, comprised of higher sales volumes (approximately 5.4%) and higher prices (approximately 2.7%, including the impact of currency fluctuations). Fluctuations in currency exchange rates had a negative impact on our year-over-year consolidated net sales comparison of approximately $58.8 million, meaning that if currency levels had remained constant year-over-year, our 2022 net sales would have been higher by this amount. On a market segment basis, the sales increase was most significant in the corporate office, retail and education market segments. See the segment results discussion below for additional information on market segments.

Consolidated net sales for 2021 compared with 2020

For 2021, our consolidated net sales increased $97.1 million (8.8%) compared to 2020, comprised of higher sales volumes (approximately 5.1%) and higher prices (approximately 3.7%). Fluctuations in currency exchange rates had a positive impact on our year-over-year consolidated net sales comparison of approximately $23.9 million, meaning that if currency levels had remained constant year over year, our 2021 sales would have been lower by this amount. On a market segment basis, the sales increase was most significant in non-corporate office market segments including retail, education and healthcare. See the segment results discussion below for additional information on market segments.

Consolidated Cost and Expenses

The following table presents our consolidated cost of sales and selling, general and administrative (“SG&A”) expenses during the past three years:

	Fiscal Year			Percentage Change
	2022	2021	2020	2022 compared with 2021	2021 compared with 2020
	(in thousands)
Consolidated cost of sales	$860,186	$767,665	$692,688	12.1%	10.8%
Consolidated selling, general and administrative expenses	324,190	324,315	333,229	0.0%	(2.7)%

Consolidated Cost of Sales

For 2022, our consolidated cost of sales increased $92.5 million (12.1%) compared to 2021, primarily due to higher sales and continuing inflationary pressures on raw materials and freight costs. The increase in consolidated cost of sales was also impacted by higher energy costs (which were up approximately 28%) in our EAAA segment primarily due to shortages in the supply of natural gas in connection with the ongoing conflict between Russia and Ukraine. Currency translation had a positive impact on consolidated cost of sales of approximately $37.2 million (4.8%) compared to last year. The increase in cost of sales in 2022 also includes $4.8 million of costs related to the Cyber Event, as discussed above. As a percentage of net sales, our consolidated cost of sales increased to 66.3% in 2022 versus 64.0% in 2021, due to higher raw materials, freight and energy costs, as discussed above. Management believes it is reasonably likely the inflationary pressures experienced in 2022 will continue to some degree in 2023, particularly in the first half of 2023, and expects to continue managing these pressures through higher sales prices, product mix and plant productivity initiatives.

For 2021, our consolidated cost of sales increased $75.0 million (10.8%) compared to 2020, primarily due to higher net sales and the continued adverse impacts of COVID-19. Currency translation had a $16.2 million (2.3%) negative impact on the year-over-year comparison. In 2021, the impact of COVID-19 continued to challenge our global supply chain which contributed to higher cost of sales and lower gross profit margins — particularly in the United States. As a percentage of net sales, our consolidated cost of sales increased to 64.0% in 2021 versus 62.8% in 2020, primarily due to inflationary pressures on raw materials, freight and labor costs driving an approximately 3.4% increase in cost of sales as a percentage of net sales compared to the prior year. The increase in our consolidated cost of sales as a percentage of net sales was partially offset by productivity efficiencies during the year.

Consolidated Gross Profit
For 2022, consolidated gross profit, as a percentage of net sales, was 33.7% compared to 36.0% for 2021. The decrease was primarily due to continuing inflationary pressures for raw materials and freight costs. As noted above, management believes it is reasonably likely the inflationary pressures experienced in 2022 will continue to some degree in 2023, particularly in the first half of 2023, and expects to continue managing these pressures through higher sales prices and product mix.
For 2021, consolidated gross profit, as a percentage of net sales, was 36.0% compared with 37.2% for 2020. The decrease was primarily due to the impacts of COVID-19 and the resulting supply chain challenges driving higher costs and shortages for raw materials and labor.

Consolidated SG&A Expenses

For 2022, our consolidated SG&A expenses were $324.2 million versus $324.3 million in 2021. Currency translation had a $9.5 million (4.1%) positive impact on the year-over-year comparison. Consolidated SG&A expenses were flat compared to 2021 as higher selling expenses of approximately $8.5 million due to higher sales were offset by lower labor costs due to prior year employee reductions and $5.4 million in lower professional fees due to prior year insurance recoveries. As a percentage of net sales, SG&A expenses decreased to 25.0% in 2022 versus 27.0% in 2021.

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

Restructuring Plans

On September 8, 2021, the Company committed to a restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations. The plan involves a reduction of approximately 188 employees and the closure of the Company’s carpet tile manufacturing facility in Thailand at the end of the first quarter of 2022. In connection with this plan, the Company recognized restructuring charges of $2.0 million comprised of severance and asset impairment charges and other related charges during fiscal year 2022.
In conjunction with the closure of its Thailand facility, the Company recorded a write-down of inventory of $2.5 million in fiscal year 2022 within cost of sales in the consolidated statements of operations.
See Note 16 entitled “ Restructuring and Other Charges” of Part II, Item 8 of this Annual Report for additional information.
Goodwill, Intangible Asset and Fixed Asset Impairment
During 2022 and 2020, we recognized charges of $36.2 million and $121.3 million, respectively, for the impairment of goodwill and certain intangible assets. See Note 12 entitled “Goodwill and Intangible Assets” of Part II, Item 8 of this Annual Report for additional information.
During 2022 and 2021, we recognized fixed asset impairment charges of $2.9 million and $4.4 million, respectively, for projects that were abandoned. During 2020, we recognized fixed asset impairment charges of $5.0 million primarily related to certain FLOR design center closures and other projects that were abandoned or indefinitely delayed. These charges are included in selling, general and administrative expenses in the consolidated statements of operations.
Interest Expense

For 2022, our interest expense was $29.9 million, versus $29.7 million in 2021. Higher interest rates in 2022 were offset by lower outstanding term loan borrowings under the Syndicated Credit Facility. Our average borrowing rate under the Syndicated Credit Facility as of January 1, 2023 was 5.78% compared to 1.91% at January 2, 2022.

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

Tax

For the year ended January 1, 2023, the Company recorded income tax expense of $22.4 million on pre-tax income of $41.9 million resulting in an effective tax rate of 53.3%, as compared to an income tax expense of $17.4 million on pre-tax income of $72.6 million resulting in an effective tax rate of 24.0% for the year ended January 2, 2022. The effective tax rate for the year ended January 1, 2023 was significantly impacted by a non-deductible goodwill impairment charge. Excluding the impact of the non-deductible goodwill impairment charge, the effective tax rate was 31.4% for the year ended January 1, 2023. The increase in the effective tax rate, excluding the goodwill impairment charge, was primarily due to an increase in non-deductible employee compensation, an increase in the valuation allowance on net operating loss and interest carryforwards, unfavorable changes related to the cash surrender value of company-owned life insurance policies and unfavorable changes related to foreign exchange movements.

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

Segment Results
As discussed above, in 2021 the Company determined that it has two operating and reportable segments – AMS and EAAA. Segment information presented below for 2020 has been recast to conform to the new reportable segment structure. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the last three fiscal years:

	Fiscal Year			Percentage Change
	2022	2021	2020	2022 compared with 2021	2021 compared with 2020
	(in thousands)
AMS segment net sales	$753,740	$651,216	$593,418	15.7%	9.7%
AMS segment AOI(1)	102,370	85,014	89,097	20.4%	(4.6)%
(1) Includes allocation of corporate SG&A expenses. Excludes intangible asset impairment charges, Cyber Event costs, and restructuring, asset impairment, severance and other costs. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.
AMS segment net sales for 2022 compared with 2021
During 2022, net sales in AMS increased 15.7% versus 2021, comprised of higher sales volumes and higher prices. On a market segment basis, the AMS sales increase was most significant in the retail (up 54.2%), education (up 18.9%), public buildings (up 18.0%), corporate office (up 11.7%) and healthcare (up 5.8%) market segments. These increases were partially offset by decreases in the consumer residential (down 8.7%) market segment.

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
AMS AOI for 2022 compared with 2021
AOI in AMS increased 20.4% during 2022 compared to 2021 primarily due to higher sales. AMS SG&A expenses as a percentage of net sales in 2022 decreased approximately 0.7% compared to 2021, primarily due to lower administrative costs, which contributed to the increase in AOI for the current year. As a percentage of net sales, AOI increased to 13.6% in 2022 versus 13.1% in 2021.
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
EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the last three fiscal years:

	Fiscal Year			Percentage Change
	2022	2021	2020	2022 compared with 2021	2021 compared with 2020
	(in thousands)
EAAA segment net sales	$544,179	$549,182	$509,844	(0.9)%	7.7%
EAAA segment AOI(1)	30,058	37,268	21,403	(19.3)%	74.1%
(1) Includes allocation of corporate SG&A expenses. Excludes goodwill and intangible asset impairment charges, purchase accounting amortization, Thailand plant closure inventory write-down, Cyber Event costs, and restructuring, asset impairment, severance and other costs. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.
EAAA segment net sales for 2022 compared with 2021
During 2022, net sales in EAAA decreased 0.9% versus 2021. Higher selling prices and volume were offset by the impact of negative currency fluctuations of approximately $56.7 million (10.3%) for 2022 compared to 2021 due to the weakening of the Euro, Australian dollar, British Pound sterling and Chinese Renminbi against the U.S. dollar. On a market segment basis, EAAA sales increased in the corporate office (up 6.2%) and hospitality (up 22.3%) market segments. These increases were offset by decreases in the public buildings (down 25.7%), transportation (down 21.3%), retail (down 14.9%) and healthcare (down 8.2%) market segments.
EAAA segment net sales for 2021 compared with 2020
During 2021, net sales in EAAA increased 7.7% versus 2020, comprised of higher sales volumes and higher prices. Currency fluctuations had an approximately $21.5 million (4.2%) positive impact on EAAA’s 2021 sales compared to 2020 due to the strengthening of the Euro, British Pound sterling, Australian dollar and the Chinese Renminbi against the U.S. dollar. On a market segment basis, the 2021 EAAA sales increase was most significant in non-corporate office market segments including retail (up 53.8%), public buildings (up 30.2%) and healthcare (up 19.0%). Sales in the corporate office market increased 2.4% in 2021 compared to 2020. These increases were partially offset by a decrease in the education (down 2.6%) market segment.

EAAA AOI for 2022 compared with 2021
AOI in EAAA decreased 19.3% during 2022 versus 2021 due to continuing inflationary pressures on raw materials and higher energy costs (which were up approximately 28%) primarily due to natural gas shortages in connection with the ongoing conflict between Russia and Ukraine. The decrease in AOI was also due to negative currency fluctuations of approximately $6.5 million (9.9%) due to the weakening of the Euro, Australian dollar, British Pound sterling and Chinese Renminbi against the U.S. dollar. EAAA SG&A expenses as a percentage of net sales in 2022 decreased approximately 2.5% compared to last year, which partially offset the negative impacts on AOI discussed above. As a percentage of net sales, AOI decreased to 5.5% in 2022 versus 6.8% in 2021.
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

Financial Condition, Liquidity and Capital Resources

General

In our business, we require cash and other liquid assets primarily to purchase raw materials and to pay other manufacturing costs, in addition to funding normal course SG&A expenses, anticipated capital expenditures, interest expense and potential special projects. We generate our cash and other liquidity requirements primarily from our operations and from borrowings under our Syndicated Credit Facility (the “Facility”) discussed below. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.

Below is a summary of our material cash requirements for future periods:

	Payments Due by Period
	Short-Term	Long-Term	Total
		(in thousands)
Long-term debt obligations	$10,211	$516,121	$526,332
Operating and finance lease obligations	16,838	101,729	118,567
Expected interest payments	29,283	122,669	151,952
Purchase obligations	25,658	7,054	32,712
Pension cash obligations	4,385	28,007	32,392
Total	$86,375	$775,580	$861,955

Historically, we use more cash in the first half of the fiscal year, as we pay insurance premiums, taxes and incentive compensation and build up inventory in preparation for the holiday/vacation season of our international operations. As outlined in the table above, we have approximately $86.4 million in material contractual cash obligations due within the next year, which includes, among other things, scheduled debt repayments under the Facility, pension contributions, interest payments on our debt, and lease commitments. Our long-term debt obligations include the contractually scheduled principal repayment of our term loan and revolving loan borrowings under the Facility, which matures in 2027, and $300 million on our Senior Notes due in 2028. Operating and finance lease obligations consist of undiscounted lease payments due over the term of the lease. Expected interest payments are those associated with borrowings under the Facility and Senior Notes consistent with our contractually scheduled principal repayments. Our purchase obligations are for non-cancellable agreements primarily for raw material purchases and capital expenditures. Our pension obligations include contributions and expected benefit payments to be paid by the Company related to certain defined benefit pension plans and excludes the expected benefit payments for two of our funded foreign defined benefit plans as these obligations will be paid by the plans over the next ten years.

Based on current interest rates and debt levels, we expect our aggregate interest expense for 2023 to be between $32 million and $33 million. We estimate aggregate capital expenditures in 2023 to be approximately $32 million, although we are not committed to these amounts.

Liquidity

At January 1, 2023, we had $97.6 million in cash. Approximately $5.5 million of this cash was located in the U.S., and the remaining $92.1 million was located outside of the U.S. The cash located outside of the U.S. is indefinitely reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs, particularly for working capital needs and capital expenditure requirements in Europe, Asia, and Australia, support our assertion that a portion of our cash in foreign locations will be reinvested and remittance will be postponed indefinitely. Of the $92.1 million of cash in foreign jurisdictions, approximately $43.4 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for foreign withholding and U.S. state income taxes on these amounts in accordance with applicable accounting standards.

As of January 1, 2023, we had $226.3 million of borrowings outstanding under our Facility, of which $202.1 million were term loan borrowings and $24.2 million were revolving loan borrowings. Additionally, $1.6 million in letters of credit were outstanding under the Facility at the end of fiscal year 2022. As of January 1, 2023, we had additional borrowing capacity of $274.1 million under the Facility. As of January 1, 2023, the weighted average interest rate on borrowings outstanding under the Facility was 5.78%. As of January 1, 2023, there were no other lines of credit available to the Company.

On November 17, 2020, we issued $300 million aggregate principal amount of 5.50% Senior Notes due 2028 (the “Senior Notes”), which are discussed further below. As of January 1, 2023, we had $300.0 million of Senior Notes outstanding.

It is important for you to consider that we have a significant amount of indebtedness. Our Facility matures in October of 2027, and the Senior Notes, as discussed below, mature in December 2028. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms, or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

It is also important for you to consider that borrowings under our Facility comprise a substantial portion of our indebtedness, and that these borrowings are based on variable interest rates (as described below) that expose the Company to the risk that interest rates may increase. During 2020, we entered into fixed rate Senior Notes (as described below), which reduced the amount of indebtedness subject to interest rate risk. In the fourth quarter of 2020, we terminated our interest rate swaps that were previously being used to fix a portion of our variable rate debt. For information regarding the current variable interest rates of these borrowings, the potential impact on our interest expense from hypothetical increases in short term interest rates, and the interest rate swap transaction, please see the discussion in Item 7A of this Report.

We are not a party to any material off-balance sheet arrangements.

Balance Sheet

Inventories, net, were $306.3 million at January 1, 2023 compared to $265.1 million at January 2, 2022. The increase of $41.2 million was primarily due to higher raw material costs and freight costs due to continuing inflationary pressures and inventory build driven by higher customer demand.

Analysis of Cash Flows

The following table presents a summary of cash flows for fiscal years 2022, 2021 and 2020:

	Fiscal Year
	2022	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$43,061	$86,689	$119,070
Investing activities	(18,437)	(28,071)	(61,689)
Financing activities	(19,490)	(60,858)	(42,715)
Effect of exchange rate changes on cash	(4,822)	(3,561)	7,086
Net change in cash and cash equivalents	312	(5,801)	21,752
Cash and cash equivalents at beginning of period	97,252	103,053	81,301
Cash and cash equivalents at end of period	$97,564	$97,252	$103,053

We ended 2022 with $97.6 million in cash, an increase of $0.3 million during the year. The increase was primarily due to the following:

•Cash provided by operating activities was $43.1 million for 2022, which represents a decrease of $43.6 million compared to 2021. The decrease was primarily due to a greater use of cash for working capital during 2022. Specifically, higher inventories as a result of higher raw material costs and input costs contributed to the greater use of cash for working capital compared to last year. Higher variable compensation payouts in the first quarter of 2022 (related to 2021 performance) also contributed to the increased use of cash for 2022. Cash provided by operating activities in 2022 also was negatively impacted by delays in billings due to the Cyber Event, which pushed the due dates for those delayed billings from the fourth quarter of 2022 to the first quarter of 2023.

•Cash used in investing activities was $18.4 million for 2022, which represents a decrease of $9.6 million compared to 2021. The decrease from the comparable period was primarily due to a decrease in capital expenditures due to reduced capital investment.

•Cash used in financing activities was $19.5 million for 2022, which represents a decrease of $41.4 million compared to 2021. The year-over-year difference was primarily due to higher revolving loan borrowings in 2022 as a source of cash to fund operating activities as described above, offset by a use of cash for repurchases of the Company’s common stock pursuant to a new share repurchase program adopted in the second quarter of 2022. Fiscal year 2021 also includes higher repayments of approximately $60 million of term loan borrowings which contributed to a greater use of cash in that period.

We ended 2021 with $97.3 million in cash, a decrease of $5.8 million during the year. The decrease was primarily due to the following:

•Cash provided by operating activities was $86.7 million for 2021, which represents a decrease of $32.4 million compared to 2020. The decrease was primarily due to a greater use of cash for working capital during 2021. Specifically, higher accounts receivable and inventories primarily attributable to increased customer demand in 2021 were partially offset by increases in accounts payable and accrued expenses that contributed positively to the change in working capital. Lower variable compensation payouts in 2021 (related to 2020 performance) had a positive impact on cash provided by operating activities, partially offsetting the decrease from changes in working capital.

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

•Cash used in financing activities was $42.7 million for 2020, which represents a decrease of $24.0 million compared to 2019. Financing activities for 2020 include higher loan borrowings of $320.0 million primarily due to the issuance of $300 million of Senior Notes, offset by (1) higher repayments of revolving and term loan borrowings as the proceeds from the issuance of the Senior Notes were used to repay $290.7 million of outstanding term and revolving loan borrowings under the Facility, and (2) a decrease in dividends paid of $9.8 million.

Share Repurchases

In the second quarter of 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During 2022, the Company repurchased and retired an aggregate of 1,383,682 shares at a weighted average price of $12.41 per share, or $17.2 million, pursuant to this program.

As of January 1, 2023, approximately $82.8 million remains authorized pursuant to this program for future share repurchases. The program does not require the Company to repurchase a specific number or amount of shares, or to do so within any specific time periods.

Syndicated Credit Facility

In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our Facility. At January 1, 2023, the Facility provided the Company and certain of its subsidiaries with a multicurrency revolving loan facility up to $300 million, as well as other U.S. denominated and multicurrency term loans. On October 14, 2022, in connection with the fifth amendment to the Facility, the maturity date was extended to October 2027. Material terms under the Facility are discussed below. For additional information please see Note 9 entitled “Long-Term Debt” in Item 8 of this Report.

Interest Rates and Fees

Under the Facility, interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 2.00%, depending on the Company’s consolidated net leverage ratio (as defined in the Facility agreement) as of the most recently completed fiscal quarter. Interest on Eurocurrency-based loans (or SOFR-based and alternative currency loans following the fifth amendment to the Facility as discussed below) and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 3.00% over the applicable Eurocurrency rate (or SOFR rate or alternative currency rate following the fifth amendment to the Facility as discussed below), depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee ranging from 0.20% to 0.40% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

LIBOR Transition

The U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. This announcement indicated that the continuation of LIBOR on the current basis was not guaranteed after 2021, and LIBOR may be discontinued or modified. Additionally, certain U.S. dollar LIBOR rates will be discontinued by June 2023. The Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. On September 29, 2022 the FCA announced its decision to stop publishing the 1-month and 6-month LIBOR rates by the end of March 2023.

On December 9, 2021 and October 14, 2022, we entered into the fourth and fifth amendments, respectively, to our Facility. These amendments, among other changes, replaced the LIBOR benchmark rates with specified successor benchmark rates, including SOFR benchmark interest rates applicable to all loans denominated in U.S. dollars.

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

Collateral

Pursuant to a Second Amended and Restated Security and Pledge Agreement, the Facility is secured by substantially all of the assets of Interface, Inc. and our domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our domestic subsidiaries and up to 65% of the stock of our first-tier material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ Administrative Agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivable, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

Under the Facility, we are required to make quarterly amortization payments of the term loan borrowings. The amortization payments are due on the last day of the calendar quarter.

We are in compliance with all covenants under the Facility and anticipate that we will remain in compliance with the covenants for the foreseeable future.

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

The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its existing Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $597 million for fiscal year 2022, $594 million for fiscal year 2021, and $548 million for fiscal year 2020. Total indebtedness of the non-guarantor subsidiaries was approximately $43 million as of January 1, 2023, and $45 million as of January 2, 2022. The Senior Notes can be redeemed on or after December 1, 2023, at specified redemption prices. See Note 9 entitled “Long-Term Debt” in Item 8 of this Report for additional information.
Forward-Looking Statements
The Company continues to be challenged by high inflation and a dynamic geopolitical environment. We expect these impacts to include significant cost increases in our raw materials globally and continued labor cost increases. The impacts may also potentially include raw material shortages, higher freight costs, shipping delays, and other disruptions. These impacts to our supply chain and manufacturing will increase our costs and adversely affect our gross margins, they may inhibit our ability to manufacture and ship product timely, and at times they may inhibit our ability to meet customer demands and expectations. To mitigate these impacts, we plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.

The COVID-19 pandemic and global supply chain disruptions continue to impact areas where we sell our products and services — most recently in China. Its impacts on our full fiscal year 2023 results and beyond are uncertain. We believe the most significant elements of uncertainty are (1) the intensity and duration of the impact on construction, renovation, and remodeling; (2) corporate, government, and consumer spending levels and sentiment; (3) the ability of our sales channels, supply chain, manufacturing, and distribution partners to continue operating through disruptions; and (4) the severity of global supply chain disruptions and their effects on inflation, labor costs, raw material shortages, and other factors that disrupt our supply chain and manufacturing facilities. Any or all of these factors could negatively impact our financial position, results of operations, cash flows, and outlook. As the impact of the COVID-19 pandemic continues to affect companies with global operations, specifically as it relates to the global supply chain, we anticipate that, at a minimum, our business and results in the first half of 2023 will continue to be affected, and the timeline and pace of recovery is uncertain.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. Management’s judgement in estimating the undiscounted cash flows based on market conditions and trends, and other industry specific metrics used in determining the fair value is subject to uncertainty. If actual market value is less favorable than that estimated by management, additional write-downs may be required.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short-term and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of January 1, 2023, and January 2, 2022, we had state net operating loss carryforwards of $162.8 million and $153.0 million, respectively. Certain of these state net operating loss carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2022 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

Goodwill. We review the carrying values of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying value of each reporting may exceed its fair value as set forth in Accounting Standards Codification 350 “Intangibles—Goodwill and Other”, as amended by Accounting Standards Update (“ASU”) 2017-04. We test goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. We utilize the present value of expected future cash flows and the guideline public company method to determine the estimated fair value of our reporting units. The present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The assumptions we use to estimate future cash flows and the development of any forecasts to be used in the fair value determination are subject to inherent risk and judgement. If we determine that the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If we determine that the carrying value of the reporting unit exceeds its estimated fair value, we measure the goodwill impairment charge based on the excess of the reporting unit’s carrying value over its fair value consistent with ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which we adopted on December 30, 2019.

During the fourth quarter of 2022, we performed our annual goodwill quantitative testing. We considered factors such as, but not limited to, our expectations for the short-term and long-term impacts of macroeconomic factors, including ongoing inflation, foreign currency exchange rates, and our expected financial performance, including planned revenue and operating income of each reporting unit. The discount rate used for each reporting unit ranged from 13.5% to 14.0%, which primarily fluctuated based on a country risk premium assigned to the geographical region of the reporting unit. For fiscal 2022, we determined that the carrying value of our EMEA reporting unit exceeded its fair value and that the associated goodwill was impaired. We recorded a goodwill impairment charge of $29.4 million to write off all the goodwill allocated to our EMEA reporting unit as the excess of carrying value over fair value was higher than the recorded amount of goodwill for the reporting unit.

The fair value of our Americas reporting unit exceeded its carrying value by 71%, and the Americas reporting unit was not impaired as of the 2022 measurement date. The Americas reporting unit had a goodwill balance of $102.4 million at the end of fiscal 2022. The goodwill balance allocated to our Asia-Pacific reporting unit was previously written off in connection with the 2020 goodwill impairment, as described below. We have not made any material changes to our goodwill impairment loss assessment methodology during the past three fiscal years. Currently, we do not believe there is a reasonable likelihood that there will be a material change in future assumptions or estimates we use to calculate impairment losses. However, we cannot predict or control market factors, including the impact of macroeconomic conditions and the impact of certain risks inherent to our operations, as described in Item 1A “Risk Factors” of this Annual Report. If actual results are not consistent with our assumptions and estimates, we may be exposed to additional goodwill impairment losses that could be material.

During the fourth quarters of 2021 and 2020 we performed the annual goodwill impairment test consistent with the methodology described above, and all reporting units that had a goodwill balance were noted to have a fair value that exceeded their carrying value. In the first quarter of 2020, we performed a quantitative goodwill impairment test as there were indicators of impairment due to the impact of COVID-19 to our operations. As a result, in the first quarter of 2020, we determined that our EMEA and Asia-Pacific reporting units were impaired and recorded goodwill impairment charges of $99.2 million and $17.3 million, respectively.
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

Management’s judgement in estimating our reserves for inventory obsolescence is based on continuous examination of our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences may continue to change, and we could experience additional inventory write-downs in the future. Our inventory reserve on January 1, 2023 and January 2, 2022, was $28.5 million and $27.1 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2022 net income would be higher or lower by approximately $1.3 million, on an after-tax basis.

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

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(22.5)
1% decrease in actuarial assumption for discount rate	26.7

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(1.9)
1% decrease in actuarial assumption for discount rate	2.2

Allowances for Expected Credit Losses. We maintain allowances for expected credit losses resulting from the inability of customers to make required payments. Estimating the amount of future expected losses requires us to consider historical losses from our customers, as well as current market conditions and future forecasts of our customers’ ability to make payments for goods and services. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for expected credit losses on January 1, 2023 and January 2, 2022, was $4.0 million and $5.0 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2022 net income would be higher or lower by approximately $0.2 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. Similar limited warranties are provided on certain attributes of our rubber and LVT products, typically for a period of 5 to 15 years. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and future expectations and periodically adjust these provisions to reflect changes in actual experience. Our warranty and sales allowance reserve on January 1, 2023 and January 2, 2022, was $2.1 million and $2.7 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2022 net income would be higher or lower by approximately $0.1 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

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

We have employed derivative financial instruments as risk management tools and not for speculative or trading purposes. We monitor the use of derivative financial instruments through objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. We have established strict counter-party credit guidelines and enter into transactions only with financial institutions with a rating of investment grade or better. As a result, we consider the risk of counter-party default to be minimal. There were no active derivative instruments as of January 1, 2023.

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on our variable rate debt. To mitigate the impact of fluctuations in interest rates, our management monitors interest rates and has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters, subject to approval by our Board of Directors. In 2017 and 2019, the Company entered into interest rate swap transactions with regard to a portion of its term loan debt. The Company’s interest rate swaps were designated and qualified as cash flow hedges of forecasted interest payments. Both of the Company’s interest rate swaps were terminated in the fourth quarter of 2020.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Northern Ireland, the Netherlands, Germany, China, and Australia, and we sell our products in more than 100 countries. As a result, our financial results have been, and could be, significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the Euro, British Pound sterling, Canadian dollar, Australian dollar and Chinese Renminbi. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. To mitigate the impact of fluctuations in foreign currency exchange rates, we may enter into derivative transactions from time to time, such as forward contracts and foreign currency options. There were no active foreign currency derivative instruments as of January 1, 2023.

During 2022, we recognized a $38.3 million increase in our accumulated other comprehensive loss – foreign currency translation adjustment account compared with January 2, 2022, because of the weakening of the Euro, British Pound sterling, Australian dollar, and Chinese Renminbi against the U.S. dollar in 2022.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at January 1, 2023. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

As discussed above, our Facility is comprised of a combination of term loan and revolving loan borrowings. The following table summarizes our market risks associated with our variable rate debt obligations under the Facility and fixed rate Senior Notes debt as of January 1, 2023. For debt obligations, the table presents principal cash flows by year of maturity.

Rate-Sensitive Liabilities	2023	2024	2025	2026	Thereafter	Total	Fair Value
	(in thousands)
Long-term Debt:
Variable Rate	$10,211	$10,211	$10,211	$10,211	$185,488	$226,332	$226,332
Fixed Rate	—	—	—	—	300,000	300,000	248,652

Our weighted average interest rate for our outstanding borrowings under the Facility as of January 1, 2023 and January 2, 2022 was 5.78% and 1.91%, respectively.

An increase in our effective interest rate of 1% on our variable rate debt would increase annual interest expense by approximately $2.3 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should continue to manage such exposures through any future interest rate swap transactions. The carrying value of the Company’s borrowings under our Facility approximates fair value as the Facility bears variable interest rates that are similar to existing market rates. Based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $11.6 million. Conversely, a 100-basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $12.3 million.

Foreign Currency Exchange Rate Risk

As of January 1, 2023, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of approximately $11.3 million or an increase in the fair value of our financial instruments of approximately $13.8 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	FISCAL YEAR
	2022	2021	2020
Net sales	$1,297,919	$1,200,398	$1,103,262
Cost of sales	860,186	767,665	692,688
Gross profit	437,733	432,733	410,574

Selling, general and administrative expenses	324,190	324,315	333,229
Restructuring, asset impairment and other charges	1,965	3,621	(4,626)
Goodwill and intangible asset impairment charge	36,180	—	121,258

Operating income (loss)	75,398	104,797	(39,287)

Interest expense	29,929	29,681	29,244
Other expense, net	3,552	2,483	10,889

Income (loss) before income tax expense	41,917	72,633	(79,420)
Income tax expense (benefit)	22,357	17,399	(7,491)

Net income (loss)	$19,560	$55,234	$(71,929)

Earnings (loss) per share – basic	$0.33	$0.94	$(1.23)
Earnings (loss) per share – diluted	$0.33	$0.94	$(1.23)

Common shares outstanding – basic	58,865	58,971	58,547
Common shares outstanding – diluted	58,865	58,971	58,547

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	FISCAL YEAR
	2022	2021	2020
Net income (loss)	$19,560	$55,234	$(71,929)
Other comprehensive income (loss), after tax:
Foreign currency translation adjustment	(38,334)	(40,110)	52,808
Cash flow hedge gain (loss)	1,973	3,468	(2,027)
Pension liability adjustment	26,340	15,400	(12,588)
Other comprehensive income (loss)	(10,021)	(21,242)	38,193

Comprehensive income (loss)	$9,539	$33,992	$(33,736)

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	END OF FISCAL YEAR
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$97,564	$97,252
Accounts receivable, net	182,807	171,676
Inventories, net	306,327	265,092
Prepaid expenses and other current assets	30,339	38,320
Total current assets	617,037	572,340
Property, plant and equipment, net	297,976	329,801
Operating lease right-of-use assets	81,644	90,561
Deferred tax asset	17,767	23,994
Goodwill and intangibles, net	162,195	223,204
Other assets	89,884	90,157

Total assets	$1,266,503	$1,330,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$78,264	$85,924
Accrued expenses	120,138	146,298
Current portion of operating lease liabilities	11,857	14,588
Current portion of long-term debt	10,211	15,002
Total current liabilities	220,470	261,812
Long-term debt	510,003	503,056
Operating lease liabilities	72,305	77,905
Deferred income taxes	38,662	36,723
Other long-term liabilities	63,526	87,163

Total liabilities	904,966	966,659

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at January 1, 2023 and January 2, 2022	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,106 and 59,055 shares issued and outstanding at January 1, 2023 and January 2, 2022, respectively	5,811	5,905
Additional paid-in capital	244,159	253,110
Retained earnings	278,639	261,434
Accumulated other comprehensive loss – foreign currency translation	(138,775)	(100,441)
Accumulated other comprehensive loss – cash flow hedge	(749)	(2,722)
Accumulated other comprehensive loss – pension liability	(27,548)	(53,888)

Total shareholders’ equity	361,537	363,398

Total liabilities and shareholders’ equity	$1,266,503	$1,330,057

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FISCAL YEAR
	2022	2021	2020
OPERATING ACTIVITIES:
Net income (loss)	$19,560	$55,234	$(71,929)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	40,337	46,345	45,920
Stock compensation amortization expense (benefit)	8,527	5,467	(502)
Loss on disposal of fixed assets	4,319	4,427	4,996
Bad debt expense	26	(263)	3,843
Deferred income taxes and other	13,414	(16,379)	(20,794)
Amortization of acquired intangible assets	5,038	5,636	5,457
Goodwill and intangible asset impairment	36,180	—	121,258
Working capital changes:
Accounts receivable	(17,489)	(36,096)	40,090
Inventories	(49,651)	(47,074)	38,667
Prepaid expenses and other current assets	7,020	(4,800)	12,967
Accounts payable and accrued expenses	(24,220)	74,192	(60,903)
Cash provided by operating activities	43,061	86,689	119,070

INVESTING ACTIVITIES:
Capital expenditures	(18,437)	(28,071)	(62,949)
Other	—	—	1,260
Cash used in investing activities	(18,437)	(28,071)	(61,689)

FINANCING ACTIVITIES:
Revolving loan borrowing	206,031	76,000	110,000
Revolving loan repayments	(189,281)	(71,500)	(131,024)
Term loan repayments	(13,191)	(60,485)	(304,425)
Proceeds from issuance of Senior Notes due 2028	—	—	300,000
Repurchase of common stock	(17,171)	—	—
Dividends paid	(2,355)	(2,362)	(5,565)
Tax withholding payments for share-based compensation	(402)	(193)	(1,511)
Debt issuance costs	(1,032)	(36)	(7,896)
Payments for debt extinguishment costs	—	—	(660)
Proceeds from issuance of common stock	—	—	93
Finance lease payments	(2,089)	(2,282)	(1,727)
Cash used in financing activities	(19,490)	(60,858)	(42,715)

Net cash provided by (used in) operating, investing and financing activities	5,134	(2,240)	14,666
Effect of exchange rate changes on cash	(4,822)	(3,561)	7,086

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	312	(5,801)	21,752
Balance, beginning of year	97,252	103,053	81,301

Balance, end of year	$97,564	$97,252	$103,053

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Interface is a global flooring company specializing in carbon neutral carpet tile and resilient flooring, including luxury vinyl tile (“LVT”), vinyl sheet, rigid core and nora® rubber flooring. The Company manufactures modular carpet focusing on the high quality, designer-oriented sector of the market, sources resilient flooring including LVT from third parties and focuses on the same sector of the market, and provides specialized carpet replacement, installation and maintenance services. The Company also manufactures and sells resilient rubber flooring.

The Company has determined that it has two operating and reportable segments – namely Americas (“AMS”) which includes the United States, Canada and Latin America geographic areas, and Europe, Africa, Asia and Australia (collectively “EAAA”). See Note 20 entitled “Segment Information” for additional information.

Cybersecurity Event

On November 20, 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems. Promptly, out of an abundance of caution, we shut down certain systems including shipping, inventory management and production systems and engaged forensic experts to evaluate the extent of the Cyber Event and its impact to our operations. We took steps to supplement existing security monitoring, including scanning and protective measures, and notified law enforcement.
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All of our subsidiaries are wholly-owned, and we are not a party to any joint venture, partnership or other variable interest entity that would potentially qualify for consolidation. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples include provisions for returns, bad debts, product claims reserves, rebates, inventory obsolescence and the length of product life cycles, accruals associated with restructuring activities, income tax exposures and valuation allowances, environmental liabilities, and the carrying value of goodwill, intangible assets and property, plant and equipment. Actual results could vary from these estimates.

Risks and Uncertainties

Global economic challenges, including the impact of the COVID-19 pandemic, the war in Ukraine, rising inflation and supply chain disruptions could cause economic uncertainty and volatility. In connection with the Cyber Event discussed above, security breaches may expose us to fines and other liabilities to the extent sensitive data stored in our IT systems, including data related to customers, suppliers or employees, are misappropriated. Any potential fine or other liability is not probable nor estimable at this time. Accordingly, pursuant to applicable accounting standards, no accrual has been recorded for any contingent liability arising out of the 2022 Cyber Event. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein, including the goodwill and intangible asset impairments discussed in Note 12 entitled “Goodwill and Intangible Assets.” These uncertainties could result in a future material adverse effect to the Company’s financial statements if actual results differ from these estimates.

COVID-19 Impact

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
During fiscal year 2022, the COVID-19 pandemic had less of an impact on our overall financial results as sales increased 8.1% compared to 2021. However, continuing government imposed COVID-19 lockdowns and restrictions in parts of China adversely impacted sales in China by approximately 13% in 2022 compared with the prior year. Ongoing global supply chain challenges and inflationary pressures resulted in higher raw material costs, higher freight costs and shipping delays during 2022, which increased our operating costs and adversely impacted our gross profit margin.
During fiscal year 2020, in connection with the COVID-19 pandemic, government grants and payroll protection programs were available globally to provide assistance to companies impacted by the pandemic. The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted in the United States (see Note 17 entitled “Income Taxes” for additional information) and a payroll protection program enacted in the Netherlands (the “NOW Program”) provided benefits related to payroll costs either as reimbursements, lower payroll tax rates or deferral of payroll tax payments. The NOW Program provided eligible companies with reimbursement of labor costs as an incentive to retain employees on the payroll.

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

Revenue Recognized from Contracts with Customers

Contracts with customers typically take the form of invoices for purchase of materials from the Company. Customer payment terms vary by region and are typically less than 60 days. The performance obligation is the delivery of these materials to the customer’s control. Revenue from the sale of modular carpet, resilient flooring, rubber flooring, and related products (TacTiles installation materials, etc.) was approximately 97% of the Company’s total revenue in 2022 and approximately 98% of the Company’s total revenue in both 2021 and 2020. The revenue from sales of these products is recognized upon shipment, or in certain cases, upon delivery to the customer.  The transaction price for these sales is readily identifiable. The remaining revenue of approximately 3% for 2022 and approximately 2% for both 2021 and 2020 was generated from the installation of carpet and other flooring-related material.

For installation projects underway, the Company recognized installation revenue over time based on a project cost input method as the customer simultaneously received and consumed the benefit of the services. The installation of the carpet and related products is a separate performance obligation from the sale of carpet. The majority of these projects are completed within five days of the start of installation. The transaction price for these sale and installation contracts is readily determinable between flooring material and installation services and is specifically identified in the contract with the customer.

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

For the Company’s installation business, the sales of carpet and other flooring materials and installation services are separate deliverables which under the revenue recognition requirements should be characterized as separate performance obligations. The nature of the installation projects is such that the vast majority – an amount in excess of 85% of these installation projects – are completed in less than five days. The Company’s largest installation customers are retail, education and corporate customers, and these are on a project-by-project basis and are short-term installations. The Company has evaluated these projects at the end of each reporting period and recorded revenue in accordance with the accounting standards for projects which were underway as of the end of 2022, 2021 and 2020.

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

Research and Development

Research and development costs are expensed as incurred and are included in selling, general and administrative (“SG&A”) expenses and cost of sales in the consolidated statements of operations. Research and development expense includes costs associated with the improvement and enhancement of existing products. Research and development expense was $19.1 million, $19.3 million, and $18.6 million for the years 2022, 2021 and 2020, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with insignificant interest rate risk and with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. Significant concentrations of credit risk may arise from the Company’s cash maintained at various banks, as from time to time cash balances may exceed the FDIC limits. The Company did not hold any significant amounts of cash equivalents and short-term investments at January 1, 2023 and January 2, 2022.

Cash payments for interest amounted to approximately $25.1 million, $22.9 million, and $32.0 million for the years 2022, 2021 and 2020, respectively. Fiscal year 2020 includes cash payments of $12.5 million to terminate the Company’s interest rate swap liabilities. Income tax payments amounted to approximately $31.4 million, $23.1 million and $19.3 million for the years 2022, 2021 and 2020, respectively. During the years 2022, 2021 and 2020, the Company received income tax refunds of $12.4 million, $5.4 million and $7.5 million, respectively.

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

Management estimates its reserves for inventory obsolescence by continuously examining its inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for the Company’s products, and current economic conditions. While management believes that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences may continue to change, and the Company could experience additional inventory write-downs in the future.

Rebates

The Company has agreements to receive cash consideration from certain of its vendors, including rebates and cooperative marketing reimbursements. The amounts received from its vendors are generally presumed to be a reduction of the prices the Company pays for their products and, therefore, such amounts are reflected as either a reduction of cost of sales in the accompanying consolidated statements of operations, or, if the inventory is still on hand at the reporting date, it is reflected as a reduction of “Inventories, net” on the accompanying consolidated balance sheets. Vendor rebates are typically dependent upon reaching minimum purchase thresholds. The Company evaluates the likelihood of reaching purchase thresholds using past experience and current year forecasts. When rebates can be reasonably estimated and receipt becomes probable, the Company records a portion of the rebate as the Company makes progress towards the purchase threshold.

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

Property, Plant and Equipment and Long-Lived Assets

Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; and furniture and equipment – three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. The Company capitalized net interest costs on qualifying expenditures of approximately $0.1 million, $0.5 million, and $1.9 million for the fiscal years 2022, 2021 and 2020, respectively. Total depreciation expense amounted to approximately $36.3 million, $41.9 million, and $42.4 million for the years 2022, 2021 and 2020 respectively.

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

Goodwill and Intangible Assets

In accordance with applicable accounting standards, the Company tests goodwill for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarters of 2022, 2021 and 2020, the Company performed the annual goodwill impairment test. In addition, during the first quarter of 2020—primarily due to anticipated impacts of the COVID-19 pandemic—the Company determined that there were indicators of impairment, and the Company proceeded with a goodwill impairment test as of the end of the first quarter. The Company tests goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. In performing the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. See Note 12 entitled “Goodwill and Intangible Assets” for additional information.

Trademark and tradename intangible assets acquired in connection with the nora acquisition are not subject to amortization, but are tested for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. In the fourth quarter of 2022, we determined that the trademark and trade name intangible assets were impaired. During the first quarter of 2020—primarily due to anticipated impacts of the COVID-19 pandemic—the Company determined that there were indicators of impairment, and the Company proceeded with an impairment test as of the end of the first quarter. The Company prepared valuations of the intangible assets using the present value of cash flows under the relief from royalty method, which were compared to the carrying value of intangible assets to determine whether any impairment existed. See Note 12 entitled “Goodwill and Intangible Assets” for additional information.

The Company’s other intangible assets primarily consist of developed technology that is amortized on a straight-line basis over the estimated useful life of 7 years.

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

The Company records a provision related to warranty costs based on historical experience and future expectations and periodically adjusts these provisions to reflect changes in actual experience. Warranty and sales allowance reserves amounted to $2.1 million and $2.7 million as of January 1, 2023 and January 2, 2022, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets.

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

Translation of Foreign Currencies

The financial position and results of operations of most of the Company’s foreign subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated each month at average monthly exchange rates throughout the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture or liquidation of a foreign subsidiary, the related foreign currency translation results are reclassified from equity to income. Foreign exchange translation gains (losses) were $(38.3) million, $(40.1) million, and $52.8 million for the years 2022, 2021 and 2020, respectively.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. However, there were no stock options granted in 2022, 2021 or 2020.

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

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2022,” “2021,” and “2020,” mean the fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021, respectively. Fiscal years 2022 and 2021 are both comprised of 52 weeks, and 2020 is comprised of 53 weeks.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements - Not Yet Adopted

In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This ASU clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The ASU also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. This ASU is not expected to have a material impact to the Company’s consolidated financial statements.

NOTE 3 – REVENUE RECOGNITION

Revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material was approximately 97% of total revenue for 2022 and approximately 98% of total revenue for both 2021 and 2020. The remaining revenue was generated from the installation of carpet and other flooring-related material, which was approximately 3% of total revenue for 2022 and approximately 2% of total revenue for both 2021 and 2020.

Disaggregation of Revenue

For fiscal years 2022, 2021 and 2020, revenue from the Company’s customers is broken down by geography as follows:

	Fiscal Year
Geography	2022	2021	2020
Americas	58.0%	54.3%	53.8%
Europe	29.2%	31.7%	31.8%
Asia-Pacific	12.8%	14.0%	14.4%

Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 20 entitled “Segment Information” for additional information.

NOTE 4 – RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for expected credit losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. As of January 1, 2023 and January 2, 2022, the allowance for expected credit losses amounted to $4.0 million and $5.0 million, respectively, for all accounts receivable of the Company.

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

The following table presents the carrying values and estimated fair values, including the level within the fair value hierarchy, of certain financial instruments:

	January 1, 2023			January 2, 2022
	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)
	(in thousands)
Assets:
Company-owned life insurance	$22,616	$—	$22,616	$22,378	$—	$22,378
Deferred compensation investments	27,610	11,003	16,607	35,578	15,557	20,021

Liabilities:
Borrowings under Syndicated Credit Facility(1)	$226,332	$—	$226,332	$225,131	$—	$225,131
5.50% Senior Notes due 2028(1)	300,000	—	248,652	300,000	—	315,039

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

Deferred Compensation Investments

Assets associated with the Company’s nonqualified savings plans are held in a rabbi trust and consist of investments in mutual funds and insurance contracts. The fair value of the mutual funds is derived from quoted prices in active markets. The fair value of the insurance contracts is based on observable inputs related to the performance measurement funds that shadow the deferral investment allocations made by participants in the nonqualified savings plans. These investments are recorded at fair value within other assets in the consolidated balance sheets. See Note 19 entitled “Employee Benefit Plans” for additional information on the Company’s nonqualified savings plans.

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

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	End of Fiscal Year
	2022	2021
	(in thousands)
Finished goods	$209,478	$182,896
Work-in-process	15,463	15,185
Raw materials	81,386	67,011
Inventories, net	$306,327	$265,092

Reserves for inventory obsolescence amounted to $28.5 million and $27.1 million as of January 1, 2023 and January 2, 2022, respectively, and have been netted against amounts presented above.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	End of Fiscal Year
	2022	2021
	(in thousands)
Land	$16,307	$17,237
Buildings and improvements	169,909	176,980
Equipment and furniture(1)	602,269	642,390

	788,485	836,607
Accumulated depreciation and amortization(2)	(490,509)	(506,806)

Property, plant and equipment, net	$297,976	$329,801

(1) Includes $9.9 million and $14.8 million of leased equipment for 2022 and 2021, respectively.
(2) Includes $4.1 million and $8.3 million of accumulated amortization on leased equipment for 2022 and 2021, respectively.

As of January 1, 2023 and January 2, 2022, construction-in-progress was approximately $24.1 million and $44.6 million, respectively.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	End of Fiscal Year
	2022	2021
	(in thousands)
Compensation	$80,215	$96,802
Interest	2,033	1,577
Restructuring	456	2,354
Taxes	17,092	25,295
Accrued purchases	4,609	5,588
Warranty and sales allowances	2,091	2,702
Other	13,642	11,980
Accrued expenses	$120,138	$146,298

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following:

	January 1, 2023		January 2, 2022
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$24,250	5.29%	$7,500	4.00%
Term loan borrowings	202,082	5.84%	217,631	1.84%
Total borrowings under Syndicated Credit Facility	226,332	5.78%	225,131	1.91%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	526,332		525,131
Less: Unamortized debt issuance costs	(6,118)		(7,073)

Total debt, net	520,214		518,058
Less: Current portion of long-term debt	(10,211)		(15,002)

Total long-term debt, net	$510,003		$503,056

(1) Represents the stated rate of interest, without the effect of debt issuance costs or interest rate swaps.

Syndicated Credit Facility

The Company’s Syndicated Credit Facility (the “Facility”) provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving credit facility. At January 1, 2023, the Facility provided to the Company and certain of its subsidiaries a multicurrency revolving loan facility up to $300.0 million, as well as other U.S. denominated and multicurrency term loans. At January 1, 2023, the Company had available borrowing capacity of $274.1 million under the revolving loan facility.

Significant Facility Amendments

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

On October 14, 2022, the Company entered into a fifth amendment to its Facility. The fifth amendment provided for, among other changes, the following amendments to the Facility:

•the amendment of the maturity date of the Facility to October 2027; and
•amendments to replace the LIBOR benchmark interest rates applicable to all loans denominated in U.S. dollars with the SOFR benchmark interest rates.

In connection with the fifth amendment, the Company recognized a loss on extinguishment of debt of $0.1 million within interest expense in the consolidated statement of operations and recorded approximately $1.0 million of debt issuance costs. Of this amount, approximately $0.4 million of debt issuance costs associated with term loan borrowings was recorded as a reduction of long-term debt, and approximately $0.7 million of debt issuance costs associated with revolving loan borrowings was recorded in other assets in the consolidated balance sheet.

Interest Rates and Fees

Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 2.00%, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on Eurocurrency-based loans (or SOFR-based and alternative currency loans following the fifth amendment to the Facility) and fees for letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 3.00% over the applicable Eurocurrency rate (or SOFR rate or alternative currency rate following the fifth amendment to the Facility), depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee ranging from 0.20% to 0.40% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

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

Collateral

Pursuant to a Second Amended and Restated Security and Pledge Agreement, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of the Company’s domestic subsidiaries and up to 65% of the stock of its first-tier material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ Administrative Agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivable, or exercising proxies to take control of the pledged stock of domestic and first-tier material foreign subsidiaries.

As of both January 1, 2023 and January 2, 2022, the Company had $1.6 million in letters of credit outstanding under the Facility.

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

The Company is in compliance with all covenants under the indenture governing the Senior Notes and anticipates that it will remain in compliance with the covenants for the foreseeable future.

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

Other Lines of Credit

Other than its Facility, there were no other lines of credit available to the Company as of January 1, 2023.

Debt Issuance Costs

Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. These fees are amortized straight-line, which approximates the effective interest method, and over the life of the outstanding borrowing the debt balance will increase by the same amount as the fees that are amortized. As of January 1, 2023 and January 2, 2022, the unamortized debt issuance costs recorded as a reduction of long-term debt were $6.1 million and $7.1 million, respectively. Expenses related to such costs for the years 2022, 2021 and 2020 amounted to $1.2 million, $1.6 million, and $1.7 million, respectively.

Debt issuance costs related to the issuance of revolving debt, which include underwriting, legal and other direct costs, net of accumulated amortization, were $1.8 million and $1.6 million, as of January 1, 2023 and January 2, 2022, respectively. These amounts are included in other assets in the Company’s consolidated balance sheets. The Company amortizes these costs over the life of the related debt. Expenses related to such costs amounted to $0.4 million for each of the years 2022, 2021 and 2020.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2022 are as follows:

Fiscal Year	Amount
(in thousands)
2023	$10,211
2024	10,211
2025	10,211
2026	10,211
2027	185,488
Thereafter	300,000
Total debt	$526,332
Total long-term debt in the consolidated balance sheets includes a reduction for unamortized debt issuance costs of $6.1 million which are excluded from the maturities table above.

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

Cash Flow Interest Rate Swaps

The Company reports the changes in fair value of derivatives designated as hedging instruments as a component of other comprehensive income (or other comprehensive loss). In the fourth quarter of 2020, the Company terminated its designated interest rate swap transactions with a total notional value of $250 million. Hedge accounting was also discontinued at that time. The termination resulted in a loss of $3.9 million recorded in interest expense in the consolidated statements of operations in 2020 as it was probable that a portion of the original forecasted transactions related to the portion of the hedged debt that was repaid will not occur by the end of the originally specified time period. As of January 1, 2023 and January 2, 2022, the remaining accumulated other comprehensive loss associated with the terminated interest rate swaps, before tax, was $1.0 million and $3.8 million, respectively, and will be amortized to earnings over the remaining term of the interest rate swaps prior to termination. We expect that approximately $1.0 million, before tax, related to the terminated interest rate swaps will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.

Forward Contracts

The Company, from time to time, is party to currency forward contracts designed to hedge the cash flow risk of intercompany sales from the manufacturing facility in Europe to the Americas. The Company’s objective and strategy with respect to these currency forward contracts is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to receipt of payment on intercompany sales. As of January 1, 2023 and January 2, 2022, there were no active forward currency contracts.

Derivative Transactions Not Designated as Hedging Instruments

Our EAAA segment, from time to time, purchases foreign currency options to economically hedge inventory purchases denominated in foreign currencies other than their functional currency. The Company’s objective with respect to these foreign currency options is to protect the Company against adverse fluctuations in currency rates by reducing its exposure to variability in cash flows related to payment on inventory purchases. These options are classified as non-designated derivative instruments. Gains and losses on the changes in fair value of these foreign currency options are recognized in earnings each period. As of January 1, 2023 and January 2, 2022, the Company had no outstanding foreign currency options.

The following table summarizes the impact that changes in the fair value of derivatives designated as cash flow hedges and included in the assessment of hedge effectiveness had on other comprehensive income (loss), net of tax:

Fiscal Year
2020
(in thousands)
Interest rate swap contracts loss	$(2,027)

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

As of January 1, 2023, there were no significant leases that had not commenced.

The table below represents a summary of the balances recorded in the consolidated balance sheets related to the Company’s leases as of January 1, 2023 and January 2, 2022:

	January 1, 2023		January 2, 2022
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$81,644		$90,561

Current portion of operating lease liabilities	$11,857		$14,588
Operating lease liabilities	72,305		77,905
Total operating lease liabilities	$84,162		$92,493

Property, plant and equipment, net		$5,845		$6,547

Accrued expenses		$2,101		$1,837
Other long-term liabilities		4,138		3,201
Total finance lease liabilities		$6,239		$5,038

Lease Costs

	Fiscal Year
	2022	2021	2020
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$2,238	$2,653	$1,251
Interest on lease liabilities	164	140	86
Operating lease cost	18,916	21,581	25,213
Short-term lease cost	849	977	525
Variable lease cost	2,692	2,831	3,970
Total lease cost	$24,859	$28,182	$31,045

Other Supplemental Information

	Fiscal Year
	2022	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$128	$108	$86
Operating cash flows from operating leases	18,080	22,210	22,206
Financing cash flows from finance leases	2,089	2,282	1,727
Right-of-use assets obtained in exchange for new finance lease liabilities	3,436	3,259	2,546
Right-of-use assets obtained in exchange for new operating lease liabilities	9,307	13,330	2,504

Lease Term and Discount Rate

The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of January 1, 2023 and January 2, 2022:

	End of Fiscal Year
	2022	2021
Weighted-average remaining lease term – finance leases (in years)	3.82	3.20
Weighted-average remaining lease term – operating leases (in years)	9.29	9.97
Weighted-average discount rate – finance leases	3.79%	2.82%
Weighted-average discount rate – operating leases	5.89%	5.87%

Maturity Analysis

A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2023	$14,572	$2,266
2024	13,851	1,890
2025	11,998	1,124
2026	12,197	610
2027	9,926	412
Thereafter	49,249	472
Total future minimum lease payments (undiscounted)	111,793	6,774
Less: Present value discount	(27,631)	(535)
Total lease liability	$84,162	$6,239

NOTE 12 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

In 2021, the Company determined that it has two operating and reportable segments – namely AMS and EAAA. See Note 20 entitled “Segment Information” for additional information. The Company tests goodwill for impairment at least annually at the reporting unit level. The Company’s reporting units remain unchanged following the realignment of its operating segments and consist of (1) the Americas, (2) Europe, Middle East and Africa (“EMEA”), and (3) Asia-Pacific. The Americas reporting unit is the same as the AMS reportable segment, and the EMEA and Asia-Pacific reporting units are one level below the EAAA reportable segment.

During the fourth quarter of 2022, we performed our annual goodwill impairment testing. The Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, utilizing a combination of the present value of expected future cash flows and the guideline public company method to determine the estimated fair value of our reporting units. We test goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. In preparing the valuations, past, present and future expectations of performance were considered, including our expectations for the short-term and long-term impacts of macroeconomic conditions, including inflation, foreign currency exchange rates and our expected financial performance, including planned revenue and operating income of each reporting unit. The present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The discount rate used for each reporting unit ranged from 13.5% to 14.0%, which primarily fluctuated based on a country risk premium assigned to the geographical region of the reporting unit. There is inherent uncertainty associated with key assumptions and estimates used in our impairment testing, including the impact of macroeconomic conditions.

As a result of our 2022 annual goodwill testing, we determined that the carrying value of our EMEA reporting unit exceeded its fair value and that the associated goodwill was impaired at the measurement date. We recorded a goodwill impairment charge of $29.4 million in 2022 to write off all the goodwill allocated to our EMEA reporting unit, as the excess of carrying value over fair value exceeded the recorded amount of goodwill for the EMEA reporting unit. Macroeconomic factors, including inflation, foreign currency exchange rates, and the expected impact to planned revenue and operating income contributed to the lower estimated fair value of our EMEA reporting unit. Higher discount rates also contributed to the lower fair value of our reporting units. We determined that the fair value of our Americas reporting unit exceeded its carrying value by 71% at the 2022 measurement date, and therefore no impairment was indicated. The remaining goodwill balance of $102.4 million at January 1, 2023 is allocated to our Americas reporting unit. The goodwill balance allocated to our Asia-Pacific reporting unit was previously written off in connection with the 2020 goodwill impairment, as discussed below.

During the fourth quarters of 2021 and 2020, the Company performed the annual goodwill impairment test, consistent with the methodology discussed above. The Company performed this test at the reporting unit level, which is an operating segment or one level below the operating segment level. In performing the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered, including the ongoing impact of the COVID-19 pandemic in 2021 and 2020. Each of the Company’s reporting units maintained fair values in excess of their respective carrying values as of the measurement dates, and therefore no impairment was indicated as a result of the annual impairment testing in the fourth quarters of 2021 and 2020.

During the first quarter of 2020, we performed a qualitative assessment of goodwill impairment indicators, considering macroeconomic conditions related to the COVID-19 pandemic and its potential impact to net sales and operating income. We expected that the duration of the COVID-19 pandemic and its adverse impacts on the global economy, global travel restrictions, COVID-19 related government shutdowns, disruptions to our supply chain, distribution disruption, and disruption to our customers’ plans to spend capital on projects that use our products and services would result in lower revenue and operating income. As a result, we determined that there were indicators of impairment, and the Company proceeded with a quantitative assessment of goodwill for all reporting units at the end of the first quarter.

In performing the quantitative goodwill impairment testing in the first quarter of 2020, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. Our reporting units were one level below our operating segment level. In preparing the valuations, past, present and future expectations of performance were considered, including the impact of the COVID-19 pandemic. This methodology was consistent with the approach used to perform the annual quantitative goodwill assessment in prior years. The weighted average cost of capital used in the goodwill impairment testing ranged between 10.0% and 10.5%, which primarily fluctuated based on a country risk premium assigned to the geographical region of the reporting unit. There is inherent uncertainty associated with key assumptions used in our impairment testing including the duration of the economic downturn associated with the COVID-19 pandemic and the recovery period. As a result of the 2020 first quarter assessment, we determined that the fair value for two reporting units was less than the carrying value and recognized a goodwill impairment loss of $116.5 million in the first quarter of 2020. The expected decline in revenue due to the impact of COVID-19 contributed to the lower fair value of our EMEA and Asia-Pacific reporting units. As such, the goodwill impairment loss was allocated to our EMEA and Asia-Pacific reporting units in the amounts of $99.2 million and $17.3 million, respectively. We determined that the goodwill in our Americas reporting unit was not impaired as the fair value exceeded the carrying value by more than 90% at April 5, 2020.

The ending balances and the changes in the carrying amounts of goodwill allocated to each reportable segment for the years ended January 1, 2023 and January 2, 2022 are as follows:

	AMS	EAAA	Total
	(in thousands)
Goodwill balance, at January 3, 2021	$122,344	$43,433	$165,777
Foreign currency translation(1)	(13,839)	(4,913)	(18,752)
Goodwill balance, at January 2, 2022	108,505	38,520	147,025
Impairment	—	(29,384)	(29,384)
Foreign currency translation(1)	(6,088)	(9,136)	(15,224)
Goodwill balance, at January 1, 2023	$102,417	$—	$102,417

(1) A portion of the goodwill balance allocated to the AMS reportable segment is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.

Intangible Assets

In the fourth quarter of 2022, we determined that the trademark and trade name intangible assets related to the acquired nora business were impaired and recognized an impairment loss of $6.3 million. The impairment loss consisted of charges of $3.6 million and $2.7 million attributable to the AMS and EAAA reportable segments, respectively. In the first quarter of 2020, we determined that the trademark and trade name intangible assets related to the acquired nora business were also impaired and recognized an impairment loss of $4.8 million. The impairment loss consisted of charges of $2.7 million and $2.1 million attributable to the AMS and EAAA reportable segments, respectively.

The Company’s intangible assets other than goodwill consisted of the following as of January 1, 2023 and January 2, 2022(1):

	January 1, 2023				January 2, 2022
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (2)	Accumulated Impairment	Accumulated Amortization (2)	Net Carrying Amount
	(in thousands)
Intangible assets subject to amortization:
Technology	$36,069	$—	$(22,854)	$13,215	$38,330	$—	$(18,850)	$19,480
Other	764	(478)	(17)	269	1,458	—	(818)	640
Total intangible assets subject to amortization	36,833	(478)	(22,871)	13,484	39,788	—	(19,668)	20,120

Indefinite-lived intangible assets:
Trademarks and trade names	57,375	(11,081)	—	46,294	60,822	(4,763)	—	56,059

Total intangible assets	$94,208	$(11,559)	$(22,871)	$59,778	$100,610	$(4,763)	$(19,668)	$76,179

(1) Certain intangible asset balances are subject to changes attributable to foreign currency translation.
(2) Net of a $3.3 million write off for fully amortized backlog intangible assets.

Amortization expense related to intangible assets during the years 2022, 2021 and 2020 was $5.0 million, $5.6 million and $5.5 million, respectively, and is recorded in cost of sales in the consolidated statements of operations. Amortization expense related to intangible assets is expected to be approximately $5 million per year for fiscal years 2023 and 2024 and approximately $3 million for fiscal year 2025. The developed technology intangible asset will be amortized over its estimated useful life, which ends in fiscal year 2025.

NOTE 13 – PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of January 1, 2023 and January 2, 2022, there were no shares of preferred stock issued.

NOTE 14 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 120 million shares of $0.10 par value Common Stock. The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid cash dividends totaling $0.04 per share in both 2022 and 2021, and $0.095 per share in 2020, to each share of Common Stock, including participating securities. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its Syndicated Credit Facility and the indenture governing its 5.50% Senior Notes due 2028, which specify conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

In the second quarter of 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During 2022, the Company repurchased and retired an aggregate of 1,383,682 shares, at a weighted average price of $12.41 per share, pursuant to this program. All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders’ equity for fiscal years 2022, 2021 and 2020:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 2, 2022	59,055	$5,905	$253,110	$261,434	$(53,888)	$(100,441)	$(2,722)
Net income	—	—	—	19,560	—	—	—
Restricted stock issuances	501	50	6,499	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(6,549)	—	—	—	—
Cash dividends declared	—	—	—	(2,355)	—	—	—
Compensation expense related to stock awards, net of forfeitures and shares received for tax withholdings	(66)	(6)	8,132	—	—	—	—
Share repurchases	(1,384)	(138)	(17,033)	—	—	—	—
Pension liability adjustment	—	—	—	—	26,340	—	—
Foreign currency translation adjustment	—	—	—	—	—	(38,334)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	1,973
Balance, at January 1, 2023	58,106	$5,811	$244,159	$278,639	$(27,548)	$(138,775)	$(749)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 3, 2021	58,664	$5,865	$247,920	$208,562	$(69,288)	$(60,331)	$(6,190)
Net income	—	—	—	55,234	—	—	—
Restricted stock issuances	429	43	6,066	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(6,109)	—	—	—	—
Cash dividends declared	—	—	—	(2,362)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(38)	(3)	5,233	—	—	—	—
Pension liability adjustment	—	—	—	—	15,400	—	—
Foreign currency translation adjustment	—	—	—	—	—	(40,110)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	3,468
Balance, at January 2, 2022	59,055	$5,905	$253,110	$261,434	$(53,888)	$(100,441)	$(2,722)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at December 29, 2019	58,416	$5,842	$250,306	$286,056	$(56,700)	$(113,139)	$(4,163)
Net loss	—	—	—	(71,929)	—	—	—
Issuances of stock (other than restricted stock)	239	24	195	—	—	—	—
Restricted stock issuances	304	30	3,999	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(4,030)	—	—	—	—
Cash dividends declared	—	—	—	(5,565)	—	—	—
Compensation expense related to stock awards, net of forfeitures	(295)	(31)	(2,550)	—	—	—	—
Pension liability adjustment	—	—	—	—	(12,588)	—	—
Foreign currency translation adjustment	—	—	—	—	—	52,808	—
Cash flow hedge unrealized loss	—	—	—	—	—	—	(2,027)
Balance, at January 3, 2021	58,664	$5,865	$247,920	$208,562	$(69,288)	$(60,331)	$(6,190)

Stock Incentive Plans

The Company has stock incentive plans under which a committee of independent directors is authorized to grant directors and key employees, including officers, restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, deferred shares, performance shares and performance units.

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

Stock Options

Stock options are exercisable for shares of Common Stock at a price not less than 100% of the fair market value on the date of grant. The options become exercisable either immediately upon the grant date or ratably over a time period ranging from one to five years from the date of the grant. The Company’s options expire at the end of time periods ranging from three to ten years from the date of the grant. There was no stock option compensation expense during 2022, 2021 or 2020. There were no stock options outstanding or exercisable as of January 1, 2023 or January 2, 2022.

Restricted Stock Awards

During fiscal years 2022, 2021 and 2020, the Company granted restricted stock awards totaling 500,800, 428,400, and 308,100 shares, respectively, of Common Stock. The weighted average grant date fair value of restricted stock awards granted during 2022, 2021 and 2020 was $13.08, $14.26, and $13.08, respectively. These awards (or a portion thereof) vest with respect to each recipient over a one to three year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, or upon involuntary termination without cause.

Compensation expense related to awards of restricted stock was $5.3 million, $3.8 million and $1.3 million for 2022, 2021 and 2020, respectively. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. The Company has reduced its expense for any restricted stock forfeited during the period. The expense related to awards of restricted stock is captured in SG&A expenses in the consolidated statements of operations.

The following table summarizes restricted stock outstanding as of January 1, 2023, as well as activity during the year:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	683,800	$21.06
Granted	500,800	13.08
Vested	(141,900)	16.59
Forfeited or canceled	(36,300)	14.04
Outstanding at January 1, 2023	1,006,400	$13.91

As of January 1, 2023, the unrecognized total compensation cost related to unvested restricted stock was $5.8 million. That cost is expected to be recognized by the end of 2025.

Performance Share Awards

In each of the years 2022, 2021 and 2020, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to (among other things) the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The expense related to these performance shares is captured in SG&A expenses in the consolidated statements of operations. The Company evaluates the probability of achieving the performance-based goals as of the end of each reporting period and adjusts compensation expense based on this assessment.

The following table summarizes the performance shares outstanding as of January 1, 2023, as well as the activity during the year:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 2, 2022	718,100	$14.98
Granted	366,900	13.02
Vested	(200)	15.36
Forfeited or canceled	(161,200)	16.62
Outstanding at January 1, 2023	923,600	$13.91

Compensation expense (benefit) related to the performance shares for 2022, 2021 and 2020 was $3.2 million, $1.7 million and $(1.8) million, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $7.6 million as of January 1, 2023. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2025.

The tax benefit recognized with respect to restricted stock and performance shares was $0.8 million, $0.7 million, and $0.6 million in 2022, 2021 and 2020, respectively.

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

The Company includes all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of common shares outstanding in the basic and diluted EPS calculations when the inclusion of these shares would be dilutive. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock. As a result, the Company includes all outstanding restricted stock awards in the calculation of basic and diluted EPS. Distributed earnings include common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed.

The following table shows the computation of basic and diluted EPS:

	Fiscal Year
	2022	2021	2020
	(in thousands, except per share data)
Numerator:
Net income (loss)	$19,560	$55,234	$(71,929)
Less: distributed and undistributed earnings available to participating securities	(323)	(602)	(42)
Distributed and undistributed earnings (loss) available to common shareholders	$19,237	$54,632	$(71,971)

Denominator:
Weighted average shares outstanding	57,893	58,328	58,110
Participating securities	972	643	437
Shares for basic EPS	58,865	58,971	58,547
Shares for diluted EPS	58,865	58,971	58,547

Basic EPS	$0.33	$0.94	$(1.23)
Diluted EPS	$0.33	$0.94	$(1.23)

NOTE 16 – RESTRUCTURING AND OTHER CHARGES

Restructuring, asset impairment and other charges by reportable segment are presented as follows:

	Fiscal Year
	2022	2021	2020
	(in thousands)
AMS	$—	$(1)	$(288)
EAAA	1,965	3,622	(4,338)
Total restructuring, asset impairment and other charges	$1,965	$3,621	$(4,626)

A summary of the restructuring reserve balance, recorded within accrued expenses in the consolidated balance sheets, for the 2021, 2019 and 2018 restructuring plans is presented below:

	Workforce Reduction			Retention Bonuses	Other Exit Costs		Asset Impairment and Other Related Charges
	2021 Plan	2019 Plan	2018 Plan	2021 Plan	2019 Plan	2018 Plan	2021 Plan	Total
	(in thousands)
Balance, at December 29, 2019	$—	$8,634	$1,898	$—	$139	$774	$—	$11,445
Charged to expenses	—	(3,704)	(223)	—	—	(699)	—	(4,626)
Deductions	—	(3,866)	(1,675)	—	(139)	(75)	—	(5,755)
Balance, at January 3, 2021	—	1,064	—	—	—	—	—	1,064
Charged to expenses	2,257	(286)	—	—	—	—	1,650	3,621
Deductions	—	(681)	—	—	—	—	—	(681)
Charged to other accounts	—	—	—	—	—	—	(1,650)	(1,650)
Balance, at January 2, 2022	2,257	97	—	—	—	—	—	2,354
Charged to expenses	1	—	—	493	—	—	1,471	1,965
Deductions	(1,981)	(97)	—	(314)	—	—	—	(2,392)
Charged to other accounts	—	—	—	—	—	—	(1,471)	(1,471)
Balance, at January 1, 2023	$277	$—	$—	$179	$—	$—	$—	$456

Below is a discussion of the restructuring plan activities under the 2021, 2019 and 2018 restructuring plans.

2021 Restructuring Plan

On September 8, 2021, the Company committed to a restructuring plan that continues to focus on efforts to improve efficiencies and decrease costs across its worldwide operations. The plan involves a reduction of approximately 188 employees and the closure of the Company’s manufacturing facility in Thailand at the end of the first quarter of 2022.

Expected charges and cumulative charges incurred to date under the 2021 restructuring plan are as follows:

	Workforce Reduction	Retention Bonuses(2)	Asset Impairment and Other Related Charges	Total
	(in thousands)
Estimated expected charges(1)	$2,300	$500	$3,200	$6,000
Cumulative charges incurred to date(1)	2,258	493	3,121	5,872

(1) Charges are attributable to the EAAA reportable segment.
(2) The retention bonuses will be recognized through the first quarter of 2023 as earned over the requisite service periods.

In addition, during 2022, in conjunction with the closure of its Thailand facility, the Company recorded a write-down of inventory of $2.5 million within cost of sales in the consolidated statements of operations.

The restructuring plan is expected to result in cash expenditures of approximately $3 million to $4 million for payment of employee severance, employee retention bonuses and other costs to shut down the Thailand manufacturing facility, as described above. The Company expects to complete the restructuring plan in the first quarter of 2023 and expects the plan to yield annualized savings of approximately $1.7 million. A portion of the annualized savings was realized in the consolidated statements of operations in 2022, with the remaining portion of the annualized savings expected to be realized in 2023.

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

In 2021 and 2020, the Company recorded reductions of $0.3 million and $3.7 million, respectively, of the previously recognized charges due to changes in expected cash payments for employee severance. The 2019 restructuring plan was completed as of the end of the first quarter of 2022. Cumulative charges under the 2019 restructuring plan, net of reductions of previously recognized charges, were $0.8 million within the AMS reportable segment and $4.2 million within the EAAA reportable segment. The Company expected the plan to yield annualized savings of approximately $6.0 million. A portion of the annualized savings was realized in the consolidated statements of operations in 2020, with the remaining portion of the annualized savings realized in 2021.

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

NOTE 17 – INCOME TAXES

Income (loss) before income taxes consisted of the following:

	Fiscal Year
	2022	2021	2020
	(in thousands)
U.S. operations	$11,758	$4,460	$(7,104)
Foreign operations	30,159	68,173	(72,316)
Income (loss) before income taxes	$41,917	$72,633	$(79,420)

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	Fiscal Year
	2022	2021	2020
	(in thousands)
Current expense (benefit):
Federal	$1,624	$1,987	$(22,976)
Foreign	20,903	21,372	14,822
State	1,307	1,418	529
Current expense (benefit)	23,834	24,777	(7,625)

Deferred expense (benefit):
Federal	346	(2,841)	1,787
Foreign	(2,053)	(3,846)	(2,422)
State	230	(691)	769
Deferred expense (benefit)	(1,477)	(7,378)	134

Total income tax expense (benefit)	$22,357	$17,399	$(7,491)

The Company’s effective tax rate was 53.3%, 24.0% and 9.4% for fiscal years 2022, 2021 and 2020, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 21% applicable for all periods presented to the Company’s actual income tax expense (benefit):

	Fiscal Year
	2022	2021	2020
	(in thousands)
Income taxes at U.S. federal statutory rate	$8,803	$15,253	$(16,678)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	817	(87)	(2,033)
Non-deductible business expenses	237	330	1,792
Non-deductible employee compensation	1,678	1,213	(210)
Tax effects of Company-owned life insurance	612	(762)	(898)
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	1,123	1,219	748
Foreign and U.S. tax effects attributable to foreign operations	3,528	1,748	(11,991)
Valuation allowance effect	2,898	1,349	12,927
Research and development tax credits	(917)	(793)	(780)
Goodwill impairment	6,171	—	24,464
Unrecognized tax benefits	(2,463)	(2,663)	(14,962)
Other	(130)	592	130
Income tax expense (benefit)	$22,357	$17,399	$(7,491)

On August 16, 2022, the Inflation Reduction Act of 2022 (“Inflation Reduction Act”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income (“AFSI”) for corporations with average AFSI exceeding $1 billion over a three-year period, a 1% excise tax on share repurchases and various climate and clean energy tax incentives. While we continue to evaluate the impacts of the Inflation Reduction Act, it is not expected to have a material impact on the Company’s financial statements.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in response to the COVID-19 pandemic and provides certain tax relief to businesses. Tax provisions of the CARES Act include, among other things, the deferral of certain payroll taxes, relief for retaining employees, and certain income tax provisions for corporations. For the year ended January 3, 2021, the Company deferred $4.1 million in payroll taxes under the CARES Act which was paid as of January 2, 2022. In addition, for the year ended January 3, 2021, the Company benefited from the relaxed 163(j) limitation and the technical correction related to depreciation of leasehold improvements, both of which did not have a material impact on the Company’s effective tax rate for that year. Some of the provisions of the CARES Act, including the deferral of certain payroll taxes and the relaxed 163(j) limitation, are not applicable for tax years after 2020, and as a result the Company did not benefit from these provisions for the years ended January 1, 2023 and January 2, 2022.

Deferred income taxes for the years ended January 1, 2023 and January 2, 2022, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	End of Fiscal Year
	2022	2021
	(in thousands)
Deferred tax assets
Lease liability	$23,649	$25,426
Net operating loss and interest carryforwards	7,616	5,962
Federal tax credit carryforwards	10,904	10,054
Derivative instruments	295	1,126
Deferred compensation	16,577	19,487
Inventory	3,521	3,100
Prepaids, accruals and reserves	6,947	8,777
Capitalized costs	7,467	4,805
Pensions	—	6,431
Other	58	175
Deferred tax asset, gross	77,034	85,343
Valuation allowance	(18,236)	(15,338)
Deferred tax asset, net	$58,798	$70,005

Deferred tax liabilities
Property and equipment	$25,319	$25,352
Intangible assets	25,533	30,736
Lease asset	22,811	24,856
Pensions	4,284	—
Foreign currency	600	458
Foreign withholding and U.S. state taxes on unremitted earnings	1,146	1,332
Deferred tax liabilities	79,693	82,734

Net deferred tax liabilities	$20,895	$12,729

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the federal deferred tax assets at January 1, 2023.

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

As of January 1, 2023, the Company has approximately $10.9 million of foreign tax credit carryforwards with expiration dates through 2032. A full valuation allowance has been provided as the Company does not expect to utilize these foreign tax credits before the expiration dates. As of January 1, 2023, the Company has approximately $162.8 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2042 and has provided a valuation allowance against $100.3 million of such losses, which the Company does not expect to utilize. In addition, as of January 1, 2023, the Company has approximately $21.2 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

As of January 1, 2023, and January 2, 2022, non-current deferred tax assets were reduced by approximately $2.8 million of unrecognized tax benefits.

Historically, the Company has not provided for U.S. income taxes and foreign withholding taxes on the undistributed accumulated earnings of its foreign subsidiaries, with the exception of its Canada subsidiaries and a specific portion of the undistributed earnings of foreign subsidiaries outside of Canada, because such earnings were deemed to be permanently reinvested. In September of 2021, as part of an overall restructuring plan, the Company made the decision to close its manufacturing facility in Thailand. As a result, the Company is no longer asserting that the undistributed earnings in its Thailand subsidiaries are permanently reinvested. The Company provided for U.S. income taxes and foreign withholding taxes on these earnings at January 1, 2023 and January 2, 2022.

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

The Company’s federal income tax returns are subject to examination for the years 2019 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2017 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2011 to the present.

As a result of an audit of the Company’s U.K. subsidiaries, Her Majesty’s Revenue & Customs (“HMRC”) issued notices of amendment to the Company’s U.K. tax returns for the years 2012 through 2017. The adjustments result from the interest rate applied in the intra-group financing arrangement between a Company subsidiary in the U.K. and the Netherlands. In April of 2021, the Company filed requests with both the Competent Authority in the Netherlands and in the U.K. to initiate a mutual agreement procedure (“MAP”) related to the double taxation arising from the HMRC adjustments. In June of 2022, the Company was notified that the Competent Authorities had reached an agreement on the interest rate to be applied for the years 2012 through 2017. The Company recognized the adjustments in 2022, based on the outcome of the MAP. The recognition of the adjustments did not have a material impact on the Company’s effective tax rate or its financial position.

As of January 1, 2023, and January 2, 2022, the Company had $5.7 million and $8.2 million, respectively, of unrecognized tax benefits. For the years ended January 1, 2023 and January 2, 2022, the Company recognized as income tax benefits $2.5 million and $2.7 million, respectively, of previously unrecognized tax benefits. It is reasonably possible that approximately $0.9 million of unrecognized tax benefits may be recognized within the next 12 months.

If any of the $5.7 million of unrecognized tax benefits as of January 1, 2023 are recognized, there would be a favorable impact on the Company’s effective tax rate of approximately $5.0 million in future periods. If the unrecognized tax benefits are not favorably settled, $2.9 million of the total amount of unrecognized tax benefits would require the use of cash in future periods. The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2023, the Company had accrued interest and penalties of $0.4 million, which is included in the total unrecognized tax benefit noted above. The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year
	2022	2021	2020
	(in thousands)
Balance at beginning of year	$8,220	$10,799	$25,486
Increases related to tax positions taken during the current year	342	265	271
Increases related to tax positions taken during the prior years	204	198	536
Decreases related to tax positions taken during the prior years	(447)	—	(673)
Decreases related to lapse of applicable statute of limitations	(2,574)	(2,309)	(14,992)
Changes due to settlements	—	(836)	—
Changes due to foreign currency translation	(2)	103	171
Balance at end of year	$5,743	$8,220	$10,799

NOTE 18 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to legal proceedings, whether arising in the ordinary course of business or otherwise. Some of the proceedings the Company is involved in are summarized below.

Lawsuit by Former CEO in Connection with Termination

On January 19, 2020, the Company’s Board of Directors voted to terminate for cause the employment of Jay D. Gould, then President and Chief Executive Officer, effective immediately, for violations of the Company’s working environment policies. On February 14, 2020, Mr. Gould filed a lawsuit against the Company in the United States District Court of the Northern District of Georgia, Gould v. Interface, Inc., Case No. 1:20-cv-00695.  In his lawsuit, Mr. Gould asserted several claims against the Company in connection with his termination, including that the termination was a wrongful retaliation against Mr. Gould and breached his employment contract with the Company, that public statements made by the Company in connection with his termination defamed Mr. Gould (two counts) and that the Company’s investigation into Mr. Gould’s conduct that preceded the termination was negligently performed. Among other unspecified relief, Mr. Gould seeks in excess of $10 million in damages for the breach of contract claim and $100 million for each of the other claims, as well as attorneys’ fees. The Court granted judgment on the pleadings in favor of the Company on Mr. Gould’s putative claim of negligent investigation, and Mr. Gould’s defamation claims were dismissed with prejudice by stipulation of the parties. On March 31, 2022, the Court entered an order granting the Company’s motion for summary judgment on all of Mr. Gould’s remaining claims, leaving only the Company’s counterclaim against Mr. Gould for breach of fiduciary duty pending in the District Court. An attempted interlocutory appeal by Mr. Gould of the summary judgment order was remanded by the 11th Circuit Court of Appeals back to the District Court as premature.

The Company believes Mr. Gould’s lawsuit is without merit and intends to defend vigorously against it.

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

On November 12, 2020, the Company, the Company’s former president and chief executive officer, and its current chief financial officer and chairman were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of New York, Swanson v. Interface, Inc. et al. (case :120-cv-05518). The lawsuit is a federal securities law putative class action that alleges that the defendants made materially false and misleading statements regarding the Company’s business, operational and compliance policies. The specific allegations relate to the subject matter of the concluded SEC investigation described above. The complaint does not quantify the damages sought.

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

NOTE 19 – EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all eligible U.S. employees with at least six months of service. The 401(k) Plan calls for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $3.3 million, $3.0 million, and $1.6 million for the years 2022, 2021 and 2020, respectively. No discretionary contributions were made in 2022, 2021 or 2020.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs call for Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. The deferred compensation liability in connection with the NSPs totaled $27.5 million and $34.2 million at January 1, 2023 and January 2, 2022, respectively. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values and in exchange traded mutual funds beginning in fiscal 2021. The value of the insurance instruments was $16.6 million and $20.0 million as of January 1, 2023 and January 2, 2022, respectively. The fair value of the mutual fund investments at January 1, 2023 and January 2, 2022 was $11.0 million and $15.6 million, respectively.

In 2020, the Company temporarily suspended its 401(k) and NSP matching contributions described above. These employer matching contributions were resumed in 2021.

Multiemployer Plan

On December 31, 2019, a plan amendment was executed to eliminate future service accruals in our defined benefit pension plan in the Netherlands (the “Dutch Plan”), which resulted in a curtailment of the plan. The Dutch Plan remains in existence and continues to pay vested benefits. Active participants no longer accrue benefits after December 31, 2019, and instead participate in the Industry-Wide Pension Fund (the “IWPF”) multi-employer plan beginning in fiscal year 2020. During 2022, 2021 and 2020, the Company recorded multi-employer pension expense related to multi-employer contributions of $2.4 million, $2.6 million and $2.5 million, respectively. The Company’s contributions into the IWPF are less than 5% of total plan contributions. The IWPF is more than 95% funded at the end of 2021, which is the latest date plan information is available. The IWPF multi-employer plan is not considered to be significant based on the funded status of the plan and our contributions.

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

As described above, on December 31, 2019, a plan amendment was executed to eliminate future service accruals in the Dutch defined benefit plan. The Dutch Plan remains in existence and continues to pay vested benefits. The reduction in future benefit accruals resulted in a curtailment of the Dutch Plan. Participants in the Dutch Plan no longer accrue benefits under the plan after December 31, 2019 and participate in the IWPF beginning in fiscal year 2020. Although the Dutch Plan is frozen to new participants, vested benefits will continue to be accounted for in accordance with applicable accounting standards for defined benefit plans. The Dutch Plan is financed by assets held in an insurance contract. The guarantee provision included in the insurance contract, that existed to fund any shortfall between the fair value of plan investments and the benefit obligation, expired on December 31, 2019. The Company will fund the cost to guarantee vested benefits and this amount is recorded as an obligation on the Company’s consolidated balance sheets.

As discussed above, the Company still has an obligation to pay vested benefits in the frozen Dutch Plan. As of January 1, 2023, the under-funded status of the Dutch Plan of $5.5 million is recorded on the consolidated balance sheet in other long-term liabilities.

Pension expense for our three European defined benefit plans was $2.0 million, $2.5 million, and $2.5 million for the years 2022, 2021 and 2020, respectively. Plan assets are primarily invested in insurance contracts and fixed income securities. As of January 1, 2023, for the European plans, the Company had a net liability recorded of $8.0 million, an amount equal to their under-funded status, and had recorded in accumulated other comprehensive loss an amount equal to $23.7 million (net of taxes of approximately $4.3 million) related to the future amounts to be recorded in net periodic benefit costs. In the next fiscal year, approximately $0.6 million will be reclassified from accumulated other comprehensive loss into net periodic benefit cost.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards:

	Fiscal Year
	2022	2021
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$324,408	$364,443
Service cost	840	1,087
Interest cost	3,793	2,687
Benefits and expenses paid	(9,890)	(11,339)
Actuarial gain	(96,556)	(19,723)
Currency translation adjustment	(27,155)	(12,747)
Benefit obligation, end of year	$195,440	$324,408

Change in plan assets:
Plan assets, beginning of year	$285,600	$303,531
Actual return on assets	(66,759)	(2,817)
Company contributions	4,001	5,393
Benefits paid	(9,890)	(11,339)
Currency translation adjustment	(25,467)	(9,168)
Plan assets, end of year	$187,485	$285,600

Funded status	$(7,955)	$(38,808)

Amounts recognized in consolidated balance sheets:
Other assets	$26,586	$10,975
Current liabilities	(1,032)	(1,049)
Other long-term liabilities, net of current portion	(33,509)	(48,734)
Under-funded status at end of fiscal year	$(7,955)	$(38,808)

Amounts recognized in accumulated other comprehensive loss, after tax:
Unrecognized actuarial loss	$23,737	$45,209
Unamortized prior service credits	—	—
Total amount recognized	$23,737	$45,209

Accumulated benefit obligation	$195,440	$324,408

The above disclosure represents the aggregation of information related to the Company’s three defined benefit plans which cover many of its European employees. The decrease in the projected benefit obligation of $129.0 million for 2022 compared to prior year was primarily due to the increase in the discount rates used to measure the obligation and the impact of foreign currency translation due to the weakening of the Euro and British Pound sterling against the U.S. dollar in 2022. As of January 1, 2023, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had assets in excess of the accumulated benefit obligation. The accumulated benefit obligation of the Dutch Plan exceeded plan assets as of January 1, 2023. The nora Plan is an unfunded defined benefit plan and the accumulated benefit obligation exceeded plan assets as of January 1, 2023. The following table summarizes this information as of January 1, 2023 and January 2, 2022.

	End of Fiscal Year
	2022	2021
	(in thousands)
UK Plan
Projected benefit obligation	$98,730	$181,997
Accumulated benefit obligation	98,730	181,997
Plan assets	125,315	192,971

Dutch Plan
Projected benefit obligation	$67,689	$97,108
Accumulated benefit obligation	67,689	97,108
Plan assets	62,170	92,629

nora Plan
Projected benefit obligation	$29,021	$45,303
Accumulated benefit obligation	29,021	45,303
Plan assets	—	—

	Fiscal Year
	2022	2021	2020
	(in thousands)
Components of net periodic benefit cost:
Service cost	$840	$1,087	$1,070
Interest cost	3,793	2,687	4,038
Expected return on plan assets	(3,957)	(3,312)	(4,256)
Amortization of prior service cost	117	114	106
Amortization of net actuarial losses	1,201	1,968	1,549
Net periodic benefit cost	$1,994	$2,544	$2,507

In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income (loss) in the consolidated statements of operations, while all other components of net periodic benefit costs are presented within other expense, net, in the consolidated statements of operations.

During 2022, other comprehensive loss was impacted by a net gain of approximately $17.1 million (net of $10.0 million of tax), comprised of actuarial gain of approximately $16.4 million (net of $9.5 million of tax) and amortization of loss of $0.7 million (net of $0.5 million of tax).

	Fiscal Year
	2022	2021	2020
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	1.4%	0.9%	1.0%
Expected return on plan assets	3.0%	1.5%	1.2%
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.4%	1.6%	1.0%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments to ensure that the assets are sufficient to exceed minimum funding requirements, and to achieve a favorable return against performance expectations based on historical and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at January 1, 2023 or January 2, 2022.

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

Both the vested benefit amounts as well as amounts related to the discretionary indexation benefits under the Dutch Plan are paid pursuant to an insurance contract with a private insurer (the “Contract”). The Dutch Plan itself is financed by investment assets held within the Contract. Prior to December 31, 2019, the Contract guaranteed payment of vested benefits, regardless of whether Dutch Plan assets held through the Contract were ultimately sufficient to pay vested amounts, and also provided for payment of the indexation amount on a contingent basis if the actual return on Dutch Plan assets were sufficient to pay it. This type of insurance arrangement is common in The Netherlands, although not necessarily common in other jurisdictions. After the Dutch Plan curtailment on December 31, 2019, any shortfall in plan assets to pay vested benefits will be funded by the Company. The assets under the Dutch Plan, including any indexation benefit, are identified as level 3 assets under the fair value hierarchy.

Under the express terms of the Contract, contract value is the greater of (i) the value of the discounted vested benefits of the Dutch Plan and (ii) the fair value of the underlying investment assets held by the insurance company under the Contract. As between those two values, the former was the greater for 2022 and 2021 and this represents the plan assets as shown above for the Dutch Plan. Because the Company will fund the cost to guarantee vested benefits, the Company has recorded a provision, which reduces the Dutch Plan assets, that consists of the net present value of the expected future guarantee payments due to the insurance company pursuant to the Company’s guarantee.

As explained above, the Contract also will pay the indexation benefit if sufficient assets are available, which the Company believes not to be probable as of the end of 2022 based on recent returns. The indexation benefit for 2022 and 2021 is not significant.

The Company’s actual weighted average asset allocations for 2022 and 2021, and the targeted asset allocation for 2023, of the foreign defined benefit plans by asset category, are as follows:

	Fiscal Year
	2023			2022	2021
Asset Category	Target Allocation			Percentage of Plan Assets at Year End
Equity securities	—%	—	—%	—%	—%
Debt and debt securities	65%	—	70%	53%	63%
Short-term investments	—%	—	2%	13%	4%
Other investments	30%	—	35%	34%	33%
	100%			100%	100%

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of January 1, 2023 and January 2, 2022. The nora plan is currently unfunded. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As noted above, the Dutch Plan assets as represented by the insurance contract are classified as a level 3 asset and included in the “Other” asset category.

	Pension Plan Assets by Category as of January 1, 2023
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$44,335	$44,335
Level 2	—	53,286	53,286
Level 3	62,170	27,694	89,864
Total	$62,170	$125,315	$187,485

	Pension Plan Assets by Category as of January 2, 2022
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$57,338	$57,338
Level 2	—	107,136	107,136
Level 3	92,629	28,497	121,126
Total	$92,629	$192,971	$285,600

The tables below detail the foreign defined benefit plans’ assets by asset allocation and fair value hierarchy:

	End of Fiscal Year 2022
Asset Category	Level 1	Level 2	Level 3
		(in thousands)
Debt and debt securities	$19,614	$53,286	$26,778
Short-term investments (1)	24,721	—	—
Other investments (2)	—	—	63,086
	$44,335	$53,286	$89,864

	End of Fiscal Year 2021
Asset Category	Level 1	Level 2	Level 3
	(in thousands)
Debt and debt securities	$45,516	$107,136	$27,176
Short-term investments (1)	11,822	—	—
Other investments (2)	—	—	93,950
	$57,338	$107,136	$121,126

(1) Short-term investments are generally invested in interest-bearing accounts.
(2) Other investments are comprised of insurance contracts.

Assets identified as level 2 above pertain to corporate bonds and other debt securities. The fair values of these assets are calculated based on quoted market prices for similar assets.

With the exception of the Dutch Plan assets as discussed above, the assets identified as level 3 above in 2022 and 2021 relate to insured annuities and direct lending assets held by the UK Plan. The fair value of these assets was calculated using the present value of the future cash flows due under the insurance annuities, and for the direct lending assets the value is based on the asset value from the latest available valuation with adjustments for any drawdowns and distribution payments made between the valuation date and the reporting date. The range of discount rates used in the fair value calculation of level 3 assets held by the Dutch Plan and the UK Plan were 3.70% to 4.75% for 2022 and 1.00% to 1.85% for 2021. The weighted average discount rates were 3.72% and 1.01% for 2022 and 2021, respectively. These amounts are weighted based on the fair value of level 3 plan assets subject to fluctuations in the discount rate. Any changes in these variables will impact the fair value of level 3 assets.

The table below indicates the change in value related to these level 3 assets during 2022 and 2021:

	Fiscal Year
	2022	2021
	(in thousands)
Balance of level 3 assets, beginning of year	$121,126	$137,623
Actual return on plan assets (1)	(21,968)	(10,189)
Purchases, sales and settlements, net	389	440
Assets transferred to (from) level 3	(710)	732
Translation adjustment	(8,973)	(7,480)
Balance of level 3 assets, end of year	$89,864	$121,126

(1) Includes $22.2 million and $6.6 million for 2022 and 2021, respectively, of unrealized losses recognized during the period in other comprehensive income (loss) for assets held at year end.

During 2023, the Company expects to contribute $2.5 million to the plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

Fiscal Year	Expected Payments
(in thousands)
2023	$10,283
2024	10,316
2025	10,384
2026	10,495
2027	10,787
2028-2032	54,345

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

The tables presented below set forth the required disclosures in accordance with applicable accounting standards, and amounts recognized in the consolidated financial statements related to the domestic SCP. There is no service cost component of the change in benefit obligation in 2022 and 2021 as there are no longer any participants accruing benefits in the plan.

	Fiscal Year
	2022	2021
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$30,053	$33,834
Interest cost	771	706
Benefits paid	(1,873)	(1,965)
Actuarial gain	(6,220)	(2,522)
Benefit obligation, end of year	$22,731	$30,053

The amounts recognized in the consolidated balance sheets are as follows:

	End of Fiscal Year
	2022	2021
	(in thousands)
Current liabilities	$1,873	$1,873
Non-current liabilities	20,858	28,180
Total benefit obligation	$22,731	$30,053

The components of the amounts in accumulated other comprehensive loss, after tax, are as follows:

	Fiscal Year
	2022	2021
	(in thousands)
Unrecognized actuarial loss	$3,811	$8,679

The accumulated benefit obligation related to the SCP was $22.7 million and $30.1 million as of January 1, 2023 and January 2, 2022, respectively. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	Fiscal Year
	2022	2021	2020
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost:
Discount rate	2.65%	2.15%	3.05%

Assumptions used to determine benefit obligations:
Discount rate	5.20%	2.65%	2.15%

Components of net periodic benefit cost:
Interest cost	$771	$706	$938
Amortizations	557	743	558
Net periodic benefit cost	$1,328	$1,449	$1,496

The changes in other comprehensive loss during 2022 related to the SCP as a result of plan activity was a net gain of approximately $4.9 million (net of $1.9 million of tax), primarily comprised of a net gain during the period of $4.5 million (net of $1.7 million of tax) and amortization of loss of $0.4 million (net of $0.2 million of tax).

During 2022, the Company contributed $1.9 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

Fiscal Year	Expected Payments
(in thousands)
2023	$1,873
2024	1,873
2025	1,873
2026	1,873
2027	1,868
2028-2032	8,761

NOTE 20 – SEGMENT INFORMATION

The Company determines that an operating segment exists if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has operating results that are regularly reviewed by the chief operating decision maker (“CODM”) and (iii) has discrete financial information. Additionally, accounting standards require the utilization of a “management approach” to report the financial results of operating segments, which is based on information used by the CODM to assess performance and make operating and resource allocation decisions. In 2021, the Company determined that it has two operating segments organized by geographical area – namely (a) Americas (“AMS”) and (b) Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment includes the United States, Canada and Latin America geographic areas.

Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”), which includes allocations of corporate selling, general and administrative expenses. AOI excludes nora purchase accounting amortization; Thailand plant closure inventory write-down; Cyber Event impact; goodwill and intangible asset impairment charges; changes in equity award forfeiture accounting; restructuring, asset impairment, severance and other charges; and an SEC settlement fine. Intersegment revenues for 2022, 2021 and 2020 were $75.5 million, $78.1 million and $71.5 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.

The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.

Segment information for 2022, 2021 and 2020 is presented in the tables below – segment information for fiscal year 2020 has been recast to reflect the new reportable segment structure:

	Fiscal Year
	2022	2021	2020
	(in thousands)
Net sales
AMS	$753,740	$651,216	$593,418
EAAA	544,179	549,182	509,844
Total net sales	$1,297,919	$1,200,398	$1,103,262

Segment AOI
AMS	$102,370	$85,014	$89,097
EAAA	30,058	37,268	21,403

Depreciation and amortization
AMS	$16,827	$17,963	$17,164
EAAA	23,510	28,382	28,756
Total depreciation and amortization	$40,337	$46,345	$45,920

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	End of Fiscal Year
	2022	2021
	(in thousands)
Assets
AMS	$588,110	$652,423
EAAA	652,921	691,844
Total segment assets	1,241,031	1,344,267
Corporate assets	110,495	146,204
Eliminations	(85,023)	(160,414)
Total reported assets	$1,266,503	$1,330,057

Total assets in the table above include operating lease right-of-use assets for fiscal years 2022 and 2021. Below is a summary of the operating lease right-of-use assets by reportable segment and a reconciliation to the consolidated amounts:

	End of Fiscal Year
Operating Lease Right-of-Use Assets	2022	2021
	(in thousands)
AMS	$14,140	$12,662
EAAA	58,255	67,741
Total segment operating lease right-of-use assets	72,395	80,403
Corporate operating lease right-of-use assets	9,249	10,158
Total operating lease right-of-use assets	$81,644	$90,561

Reconciliations of operating income (loss) to income (loss) before income tax expense and segment AOI are presented as follows:

	Fiscal Year
	2022	2021	2020
	(in thousands)
AMS operating income	$92,234	$81,445	$73,234
EAAA operating income (loss)	(16,836)	23,352	(112,521)
Consolidated operating income (loss)	75,398	104,797	(39,287)
Interest expense	29,929	29,681	29,244
Other expense, net	3,552	2,483	10,889
Income (loss) before income tax expense	$41,917	$72,633	$(79,420)

	Fiscal Year
	2022		2021		2020
	AMS	EAAA	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income (loss)	$92,234	$(16,836)	$81,445	$23,352	$73,234	$(112,521)
Purchase accounting amortization	—	5,038	—	5,636	—	5,457
Thailand plant closure inventory write-down	—	2,530	—	—	—	—
Cyber Event impact	3,878	1,215	—	—	—	—
Goodwill and intangible asset impairment	3,838	32,342	—	—	2,695	118,563
Impact of change in equity award forfeiture accounting	—	—	—	—	757	650
Restructuring, asset impairment, severance and other charges	2,420	5,769	3,569	8,280	9,722	6,943
SEC fine	—	—	—	—	2,689	2,311
AOI	$102,370	$30,058	$85,014	$37,268	$89,097	$21,403

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2022, 2021 and 2020 were approximately 47%, 50% and 51%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. Net sales and long-lived assets for the United States and other significant countries (that individually represent 10% or greater of consolidated totals for each year presented) are as follows:

	Fiscal Year
Net Sales to Unaffiliated Customers(1)	2022	2021	2020(2)
	(in thousands)
United States	$694,299	$596,844	$545,183
Other foreign countries	603,620	603,554	558,079
Total net sales	$1,297,919	$1,200,398	$1,103,262

		End of Fiscal Year
Long-Lived Assets(3)		2022	2021
		(in thousands)
United States		$146,210	$157,194
Germany		64,182	71,114
Netherlands		42,422	47,476
Australia		29,924	33,536
Other foreign countries		15,238	20,481
Total long-lived assets		$297,976	$329,801

(1) Revenue attributed to geographic areas is based on the location of the customer.
(2) Net sales in Germany were $115.4 million in 2020, which exceeded 10% of consolidated net sales for that year. Net sales in Germany did not exceed 10% of consolidated net sales for all other periods presented.
(3) Long-lived assets attributed to geographic areas are based on the physical location of the asset. 2022 includes $1.3 million and $4.5 million of leased equipment, net of accumulated amortization, in the United States and foreign countries, respectively. 2021 includes $1.6 million and $4.9 million of leased equipment, net of accumulated amortization, in the United States and foreign countries, respectively

NOTE 21 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

Amounts reclassified out of accumulated other comprehensive loss (“AOCI”), before tax, to the consolidated statements of operations for the fiscal years 2022, 2021 and 2020, are reflected in the table below:

		Fiscal Year
	Statement of Operations Location	2022	2021	2020
		(in thousands)
Interest rate swap contracts loss(1)	Interest expense	$(2,809)	$(4,861)	$(7,287)
Amortization of benefit plan net actuarial losses and prior service cost(2)	Other expense, net	(1,875)	(2,825)	(2,213)
Total loss reclassified from AOCI		$(4,684)	$(7,686)	$(9,500)

(1) Other comprehensive income (loss) includes tax of $0.8 million, $1.4 million and $(2.5) million for 2022, 2021 and 2020, respectively, related to cash flow hedges.
(2) See Note 19 entitled “Employee Benefit Plans” for the tax effects in other comprehensive income (loss) related to the Company’s defined benefit plans.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc.
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Interface, Inc. (the “Company”) as of January 1, 2023, and January 2, 2022, the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the three years in the period ended January 1, 2023, and the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company on January 1, 2023, and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Goodwill Impairment Assessment

As described in Notes 1 and 12 to the consolidated financial statements, the Company’s consolidated goodwill balance was $102 million as of January 1, 2023. Goodwill is tested for impairment annually as of the measurement date or more frequently if events or changes in circumstances indicate the asset might be impaired. During the fourth quarter of fiscal 2022, the Company performed the annual impairment test for all reporting units, which resulted in the Company recording a goodwill impairment charge for the Europe, Middle East and Africa (“EMEA”) reporting unit in the amount of $29.4 million. The goodwill impairment test consists of a comparison of the fair value of a reporting unit with its carrying value, including the goodwill allocated to the reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. The Company estimates the fair value of its reporting units using a weighting of fair values derived from an income approach and a market approach.

We identified the estimate of the fair value of the EMEA reporting unit used in the goodwill impairment assessment as of the annual measurement date, as a critical audit matter. The principal considerations for our determination are: (i) this reporting unit had relatively low excess fair value over carrying value; therefore, the fair value estimates were particularly sensitive to changes in significant assumptions such as projected revenue, gross margin, earnings, and the discount rate included in the income approach, (ii) the greater than usual volatility and uncertainty underlying the market data used in the market approach includes assumptions utilized by management for which changes to these assumptions can have a significant impact on the fair value of the reporting unit, and (iii) auditing management’s valuation methods and assumptions utilized in estimating the fair value of the EMEA reporting unit involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address this matter, including the involvement of individuals with specialized skill or knowledge.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of controls related to management’s forecasting process, including controls over management’s review of the data and significant assumptions utilized to determine fair value of the EMEA reporting unit, including projected revenue, gross margin, earnings, and the discount rate, all referred to as significant assumptions, included in the income approach.

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

•Utilizing personnel with specialized knowledge and skill of valuation techniques to assist in: (i) evaluating the methodologies used by management to determine the fair value of the EMEA reporting unit including the weighting of the income and market approaches (ii) testing the mathematical accuracy of the Company’s calculations, (iii) evaluating the reasonableness of significant assumptions used in the income approach including the discount rate, (iv) assessing the reasonableness of certain market data used in the market approach, and (v) evaluating the reasonableness of the market capitalization reconciliation.

We are uncertain as to the year we began serving consecutively as the auditor of the Company's financial statements; however, we are aware that we have been the Company's auditor consecutively since at least 1981.

/s/ BDO USA, LLP

Atlanta, Georgia

March 1, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc.
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Interface, Inc. (the “Company’s”) internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, comprehensive income (loss), and cash flows for each of the three years in the period ended January 1, 2023, and the related notes and schedules and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

March 1, 2023

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on that assessment, management concluded that, as of January 1, 2023, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Delinquent Section 16(a) Reports” and “Meetings and Committees of the Board” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

We have adopted the “Interface Code of Conduct” (the “Code”) which applies to all of our employees, officers and directors, including the Chief Executive Officer and Chief Financial Officer. The Code may be viewed on our website at www.interface.com. Changes to the Code will be posted on our website. Any waiver of the Code for executive officers or directors may be made only by our Board of Directors and will be disclosed to the extent required by law or Nasdaq rules on our website or in a filing on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2022 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following consolidated financial statements and notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income (Loss) — fiscal years ended January 1, 2023, January 2, 2022 and January 3, 2021.

Consolidated Balance Sheets — January 1, 2023 and January 2, 2022.

Consolidated Statements of Cash Flows — fiscal years ended January 1, 2023, January 2, 2022, and January 3, 2021.

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
10.2
Form of Salary Continuation Agreement, dated as of January 1, 2008 (as used for Daniel T. Hendrix) (included as Exhibit 99.5 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.3
Interface, Inc. Omnibus Stock Incentive Plan (as amended and restated effective February 18, 2015) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 20, 2015, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement, as used for executive officers (included as Exhibit 10.5 to the Company’s annual report on Form 10-K for the year ended December 30, 2007, previously filed with the Commission and incorporated herein by reference); Form of Performance Share Agreement (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on January 20, 2016, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement, as used for executive officers (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference); Form of Performance Share Agreement for executive officers (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement, as used for directors (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference); Form of 2018 Restricted Stock Agreement for executive officers (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference); and Form of 2018 Performance Share Agreement for executive officers (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference).*

10.4
Interface, Inc. Executive Bonus Plan, as amended October 28, 2015 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on October 28, 2015, previously filed with the Commission and incorporated herein by reference).*

10.5
Interface, Inc. Nonqualified Savings Plan (as amended and restated effective January 1, 2002) (included as Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 30, 2001, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 20, 2002 (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 30, 2002 (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated as of May 8, 2003 (included as Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 28, 2003 (the “2003 10-K”), previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto, dated as of December 31, 2003 (included as Exhibit 10.7 to the 2003 10-K, previously filed with the Commission and incorporated herein by reference).*

10.6
Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.7
Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix, Laurel M. Hurd, David B. Foshee, Bruce A. Hausmann, James Poppens and Nigel Stansfield) (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.8
Interface, Inc. Long-Term Care Insurance Plan and related Summary Plan Description (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on December 20, 2005, previously filed with the Commission and incorporated herein by reference).*

10.9
Interface, Inc. Nonqualified Savings Plan II, as amended and restated effective January 1, 2009 (included as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 30, 2012 (the “2012 10-K”), previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated February 26, 2009 (included as Exhibit 10.19 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated December 9, 2009 (included as Exhibit 10.20 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated April 15, 2010 (included as Exhibit 10.21 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Fourth Amendment thereto, dated August 9, 2012 (included as Exhibit 10.22 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Sixth Amendment thereto, dated March 30, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 31, 2020, previously filed with the Commission and incorporated herein by reference); Seventh Amendment thereto (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on August 11, 2020, previously filed with the Commission and incorporated herein by reference); Eighth Amendment thereto, dated November 19, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 24, 2020, previously filed with the Commission and incorporated herein by reference); and Ninth Amendment thereto, dated as of December 31, 2020 (included as Exhibit 10.9 to the Company's annual report on Form 10-K for the year ended January 2, 2022, previously filed with the Commission and incorporated herein by reference).*

10.10
Second Amended and Restated Security and Pledge Agreement, dated as of August 7, 2018, among Interface, Inc., certain subsidiaries of the Company as obligors, and Bank of America, N.A. as Administrative Agent (included as Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 29, 2019, previously filed with the Commission and incorporated herein by reference).

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

10.20
Employment Offer Letter for Laurel M. Hurd dated March 3, 2022 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on March 7, 2022, previously filed with the Commission and incorporated herein by reference).*

10.21
Severance Protection and Change in Control Agreement of Laurel M. Hurd dated April 18, 2022 (included as Exhibit 99.1 to the Company’s current report on Form 8-K/A filed on April 21, 2022, previously filed with the Commission and incorporated herein by reference).*

10.22
Severance Protection and Change in Control Agreement of Nigel Stansfield dated August 15, 2022 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on August 19, 2022, previously filed with the Commission and incorporated herein by reference).*

10.23
Fifth Amendment to Second Amended and Restated Syndicated Facility Agreement, dated as of October 14, 2022 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 17, 2022, previously filed with the Commission and incorporated herein by reference).

21	Subsidiaries of the Company.
23	Consent of BDO USA, LLP.
24	Power of Attorney (see signature page of this Report).
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023.
32.1
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

32.2
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended January 1, 2023, formatted in Inline XBRL.

*Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

ITEM 16. FORM 10-K SUMMARY

None.

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Expected Credit Losses
Year ended:
January 1, 2023	$4,960	$(357)	$—	$651	$3,952
January 2, 2022	6,643	(705)	—	978	4,960
January 3, 2021	3,793	3,777	—	927	6,643

(A)Includes changes in foreign currency exchange rates.

(B)Write off of bad debt and recovery of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty and Sales Allowances Reserves
Year ended:
January 1, 2023	$2,702	$(41)	$—	$570	$2,091
January 2, 2022	3,248	366	—	912	2,702
January 3, 2021	3,853	1,062	—	1,667	3,248

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

Date: March 1, 2023		INTERFACE, INC.

	By:	/s/ LAUREL M. HURD
Laurel M. Hurd
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Laurel M. Hurd as attorney-in-fact, with power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ LAUREL M. HURD	President, Chief Executive Officer and Director	March 1, 2023
Laurel M. Hurd	(Principal Executive Officer)

/s/ BRUCE A. HAUSMANN	Vice President and Chief Financial Officer	March 1, 2023
Bruce A. Hausmann	(Principal Financial Officer)

/s/ ROBERT PRIDGEN	Vice President and Chief Accounting Officer	March 1, 2023
Robert Pridgen	(Principal Accounting Officer)

/s/ DANIEL T. HENDRIX	Chairman of the Board and Director	March 1, 2023
Daniel T. Hendrix

/s/ JOHN P. BURKE	Director	March 1, 2023
John P. Burke

/s/ DWIGHT GIBSON	Director	March 1, 2023
Dwight Gibson

/s/ CHRISTOPHER G. KENNEDY	Director	March 1, 2023
Christopher G. Kennedy

/s/ JOSEPH KEOUGH	Director	March 1, 2023
Joseph Keough

/s/ CATHERINE M. KILBANE	Director	March 1, 2023
Catherine M. Kilbane

/s/ K. DAVID KOHLER	Director	March 1, 2023
K. David Kohler

/s/ ROBERT T. O’BRIEN	Director	March 1, 2023
Robert T. O’Brien