Form 10-Q
period 2023-04-02
INTERFACE INC
filed 2023-05-09
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 2, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of May 4, 2023:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,013,224

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	APRIL 2, 2023	JANUARY 1, 2023
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$101,273	$97,564
Accounts receivable, net	147,759	182,807
Inventories, net	312,745	306,327
Assets held for sale	3,433	—
Prepaid expenses and other current assets	46,563	30,339
Total current assets	611,773	617,037
Property, plant and equipment, net	291,838	297,976
Operating lease right-of-use assets	80,226	81,644
Deferred tax asset	17,386	17,767
Goodwill and intangibles, net	162,890	162,195
Other assets	89,092	89,884

Total assets	$1,253,205	$1,266,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,640	$78,264
Accrued expenses	114,027	120,138
Current portion of operating lease liabilities	11,601	11,857
Current portion of long-term debt	10,216	10,211
Total current liabilities	221,484	220,470
Long-term debt	490,901	510,003
Operating lease liabilities	71,325	72,305
Deferred income taxes	39,213	38,662
Other long-term liabilities	63,253	63,526

Total liabilities	886,176	904,966

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at April 2, 2023 and January 1, 2023	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,053 and 58,106 shares issued and outstanding at April 2, 2023 and January 1, 2023, respectively	5,805	5,811
Additional paid-in capital	246,001	244,159
Retained earnings	277,345	278,639
Accumulated other comprehensive loss – foreign currency translation	(133,845)	(138,775)
Accumulated other comprehensive loss – cash flow hedge	(450)	(749)
Accumulated other comprehensive loss – pension liability	(27,827)	(27,548)

Total shareholders’ equity	367,029	361,537

Total liabilities and shareholders’ equity	$1,253,205	$1,266,503
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED
	APRIL 2, 2023	APRIL 3, 2022
Net sales	$295,792	$288,002
Cost of sales	199,919	181,203
Gross profit	95,873	106,799

Selling, general and administrative expenses	86,254	78,492
Restructuring, asset impairment and other charges	142	887
Operating income	9,477	27,420

Interest expense	8,505	6,850
Other expense, net	1,500	170

Income (loss) before income tax expense	(528)	20,400
Income tax expense	186	7,107

Net income (loss)	$(714)	$13,293

Earnings (loss) per share – basic	$(0.01)	$0.22
Earnings (loss) per share – diluted	$(0.01)	$0.22

Common shares outstanding – basic	58,079	59,248
Common shares outstanding – diluted	58,079	59,248
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	APRIL 2, 2023	APRIL 3, 2022
Net income (loss)	$(714)	$13,293
Other comprehensive income (loss), after tax:
Foreign currency translation adjustment	4,930	(13,184)
Reclassification from accumulated other comprehensive loss – discontinued cash flow hedge	299	641
Pension liability adjustment	(279)	1,539
Other comprehensive income (loss)	4,950	(11,004)

Comprehensive income	$4,236	$2,289
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	APRIL 2, 2023	APRIL 3, 2022
OPERATING ACTIVITIES:
Net income (loss)	$(714)	$13,293
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	9,991	10,670
Stock compensation amortization expense	3,004	2,182
Deferred income taxes and other	599	4,196
Amortization of acquired intangible assets	1,283	1,342
Working capital changes:
Accounts receivable	35,791	26,135
Inventories	(5,306)	(56,464)
Prepaid expenses and other current assets	(16,148)	(5,252)
Accounts payable and accrued expenses	1,084	(13,798)

Cash provided by (used in) operating activities	29,584	(17,696)

INVESTING ACTIVITIES:
Capital expenditures	(5,712)	(4,781)

Cash used in investing activities	(5,712)	(4,781)

FINANCING ACTIVITIES:
Repayments of long-term debt	(53,225)	(44,729)
Borrowing of long-term debt	34,000	48,500
Tax withholding payments for share-based compensation	(1,167)	(398)
Finance lease payments	(643)	(479)

Cash (used in) provided by financing activities	(21,035)	2,894

Net cash provided by (used in) operating, investing and financing activities	2,837	(19,583)
Effect of exchange rate changes on cash	872	(1,581)

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	3,709	(21,164)
Balance, beginning of period	97,564	97,252

Balance, end of period	$101,273	$76,088
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
As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended January 1, 2023, as filed with the Commission.
The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature unless otherwise disclosed. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The January 1, 2023, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).
The three-month periods ended April 2, 2023 and April 3, 2022 both include 13 weeks.
Risks and Uncertainties
Global economic challenges, including the impact of the COVID-19 pandemic, the war in Ukraine, inflation and supply chain disruptions could cause economic uncertainty and volatility. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein. In connection with the Cyber Event discussed below, security breaches may expose us to fines and other liabilities to the extent sensitive data stored in our IT systems, including data related to customers, suppliers or employees, are misappropriated. These uncertainties could result in a future material adverse effect to the amounts reported within the Company’s consolidated condensed financial statements if actual results differ from these estimates.
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
Recently Adopted Accounting Pronouncements
In June 2022, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This ASU clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The ASU also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company adopted this standard on April 2, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION
Revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material was approximately 98% and 99% of total revenue for the three-month periods ended April 2, 2023 and April 3, 2022, respectively. The remaining 2% and 1% of revenue was generated from the installation of carpet and other flooring-related material for the 2023 and 2022 three-month periods, respectively.
Disaggregation of Revenue
For the three months ended April 2, 2023 and April 3, 2022, revenue from the Company’s customers is broken down by geography as follows:

	Three Months Ended
Geography	April 2, 2023	April 3, 2022
Americas	57.2%	54.4%
Europe	32.0%	32.6%
Asia-Pacific	10.8%	13.0%
Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 11 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	April 2, 2023	January 1, 2023
	(in thousands)
Finished goods	$224,665	$209,478
Work-in-process	19,236	15,463
Raw materials	68,844	81,386
Inventories, net	$312,745	$306,327

NOTE 4 – EARNINGS PER SHARE
The Company computes basic earnings (loss) per share (“EPS”) by dividing net income (loss) by the weighted average common shares outstanding, including participating securities outstanding, during the period as discussed below. Diluted EPS reflects the potential dilution beyond shares for basic EPS that could occur if securities or other contracts to issue common stock were exercised, converted into common stock or resulted in the issuance of common stock that would have shared in the Company’s earnings (loss).
The Company includes all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding for basic EPS as these awards are considered participating securities. Any unvested stock awards considered non-participating securities are included in diluted EPS calculations when the inclusion of these shares would be dilutive. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock. As a result, the Company includes all outstanding restricted stock awards in the calculation of basic and diluted EPS. Distributed earnings include common stock dividends and dividends earned on unvested share-based payment awards. Undistributed earnings represent earnings that were available for distribution but were not distributed. The following table shows the computation of basic and diluted EPS:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(714)	$13,293
Less: distributed and undistributed earnings available to participating securities	(9)	(190)
Distributed and undistributed earnings (loss) available to common shareholders	$(723)	$13,103

Denominator:
Weighted average shares outstanding	57,177	58,403
Participating securities	902	845
Shares for basic EPS	58,079	59,248
Shares for diluted EPS	58,079	59,248

Basic EPS	$(0.01)	$0.22
Diluted EPS	$(0.01)	$0.22
For the three months ended April 2, 2023, 1,728,579 non-participating securities that could potentially dilute basic EPS in the future, consisting of restricted share units and performance shares, were excluded from the computation of diluted EPS as these securities would have been antidilutive for the period.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	April 2, 2023		January 1, 2023
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$9,360	5.18%	$24,250	5.29%
Term loan borrowings	197,597	6.14%	202,082	5.84%
Total borrowings under Syndicated Credit Facility	206,957	6.10%	226,332	5.78%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	506,957		526,332
Less: Unamortized debt issuance costs	(5,840)		(6,118)

Total debt, net	501,117		520,214
Less: Current portion of long-term debt	(10,216)		(10,211)

Total long-term debt, net	$490,901		$510,003
(1) Represents the stated rate of interest, without the effect of debt issuance costs.
Syndicated Credit Facility
The Company’s Syndicated Credit Facility (the “Facility”) provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving credit facility. Interest on base rate loans is charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on SOFR-based and alternative currency loans and fees for letters of credit are charged at varying rates computed by applying a margin over the applicable SOFR rate or alternative currency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.
As of both April 2, 2023 and January 1, 2023, the Company had $1.6 million in letters of credit outstanding under the Facility.
As of both April 2, 2023 and January 1, 2023, the carrying value of the Company’s borrowings under the Facility approximated its fair value as the Facility bears interest rates that are similar to existing market rates.
Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which are due on the last day of the calendar quarter.
The Company is in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.
5.50% Senior Notes due 2028
The 5.50% Senior Notes due 2028 (the “Senior Notes”) bear an interest rate at 5.50% per annum and mature on December 1, 2028. Interest is paid semi-annually on June 1 and December 1 of each year. The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its Facility.

As of April 2, 2023, the estimated fair value of the Senior Notes was $244.1 million, compared with a carrying value recorded in the Company’s consolidated condensed balance sheet of $300.0 million, excluding unamortized debt issuance costs. The fair value of the Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy.
The Company is in compliance with all covenants under the indenture governing the Senior Notes and anticipates that it will remain in compliance with the covenants for the foreseeable future.
Debt Issuance Costs
Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of April 2, 2023 and January 1, 2023, the unamortized debt issuance costs recorded as a reduction of long-term debt were $5.8 million and $6.1 million, respectively.
Debt issuance costs related to the issuance of revolving debt, which include underwriting, legal and other direct costs, net of accumulated amortization, were $1.7 million and $1.8 million as of April 2, 2023 and January 1, 2023, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.

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
As of April 2, 2023 and January 1, 2023, the remaining accumulated other comprehensive loss associated with the terminated interest rate swaps, before tax, was $0.6 million and $1.0 million, respectively, and will be amortized to earnings over the remaining term of the interest rate swaps prior to termination. We expect that approximately $0.6 million, before tax, related to the terminated interest rate swaps will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three months ended April 2, 2023 and April 3, 2022:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 1, 2023	58,106	$5,811	$244,159	$278,639	$(27,548)	$(138,775)	$(749)
Net loss	—	—	—	(714)	—	—	—
Issuances of stock related to performance shares	79	8	(8)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(580)	—	—	—
Compensation expense related to stock awards, net of forfeitures and shares received for tax withholdings	(132)	(14)	1,850	—	—	—	—
Pension liability adjustment	—	—	—	—	(279)	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,930	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	299
Balance, at April 2, 2023	58,053	$5,805	$246,001	$277,345	$(27,827)	$(133,845)	$(450)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 2, 2022	59,055	$5,905	$253,110	$261,434	$(53,888)	$(100,441)	$(2,722)
Net income	—	—	—	13,293	—	—	—
Restricted stock issuances	303	30	3,966	—	—	—	—
Unamortized compensation expense related to restricted stock awards	—	—	(3,996)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(592)	—	—	—
Compensation expense related to stock awards, net of shares received for tax withholdings	(30)	(2)	1,787	—	—	—	—
Pension liability adjustment	—	—	—	—	1,539	—	—
Foreign currency translation adjustment	—	—	—	—	—	(13,184)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	641
Balance, at April 3, 2022	59,328	$5,933	$254,867	$274,135	$(52,349)	$(113,625)	$(2,081)
Restricted Stock Awards
During the three months ended April 2, 2023, no restricted stock awards were granted. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company or upon involuntary termination without cause. For certain restricted stock awards with a graded vesting schedule, the Company has elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.
Compensation expense related to restricted stock grants was $1.4 million and $1.2 million for the three months ended April 2, 2023 and April 3, 2022, respectively. The Company has reduced its expense for any restricted stock forfeited during the period.

The following table summarizes restricted stock outstanding as of April 2, 2023, as well as activity during the three months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	1,006,400	$13.91
Granted	—	—
Vested	(270,000)	15.15
Forfeited or canceled	(6,800)	13.54
Outstanding at April 2, 2023	729,600	$13.45
As of April 2, 2023, the unrecognized total compensation cost related to unvested restricted stock was $4.2 million. That cost is expected to be recognized by the first quarter of 2025.
Restricted Share Unit Awards
During the three months ended April 2, 2023, the Company granted awards for 586,500 restricted share units to certain employees pursuant to the Company’s 2020 Omnibus Stock Incentive Plan. Each restricted share unit represents one share of the Company’s common stock to be issued to the award recipient once the vesting criteria have been satisfied. Awards of restricted share units have a graded vesting schedule over a three-year period from the date of grant, with one-third of the restricted share units vesting on each of the first, second and third anniversaries of the date of grant, provided the individual remains in the employment or service of the Company until such anniversaries. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, upon involuntary termination without cause, or upon retirement provided certain eligibility criteria are met.
The Company recognizes expense related to restricted share unit grants based on the grant date fair value of the units awarded, as determined by the market price of the Company’s common stock at date of grant. The expense is captured in selling, general and administrative expenses in the consolidated condensed statements of operations, and the Company has elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award for awards with a graded vesting schedule.
Compensation expense related to the restricted share units was $0.5 million for the three months ended April 2, 2023. The Company reduces its expense for any restricted share units forfeited during the period. Grants of restricted share units are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.
The following table summarizes restricted share units outstanding as of April 2, 2023, as well as activity during the three months then ended:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	—	$—
Granted	586,500	10.39
Vested	—	—
Forfeited or canceled	—	—
Outstanding at April 2, 2023	586,500	$10.39
As of April 2, 2023, the unrecognized total compensation cost related to unvested restricted share units was $5.6 million. That cost is expected to be recognized by the end of 2026.

Performance Share Awards
During the three months ended April 2, 2023 and April 3, 2022, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to (among other things) the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The Company evaluates the probability of achieving the performance-based goals as of the end of each reporting period and adjusts compensation expense based on this assessment.
The following table summarizes the performance shares outstanding as of April 2, 2023, as well as the activity during the three months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	923,600	$13.91
Granted	467,500	10.79
Vested	(79,400)	15.16
Forfeited or canceled	(169,700)	15.13
Outstanding at April 2, 2023	1,142,000	$12.36
Compensation expense related to the performance shares was $1.1 million and $1.0 million for the three months ended April 2, 2023 and April 3, 2022, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $9.0 million as of April 2, 2023. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2026.
The tax benefit recognized with respect to restricted stock, restricted share units and performance shares was approximately $0.3 million for the three months ended April 2, 2023.

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
As of April 2, 2023, there were no significant leases that had not commenced.
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of April 2, 2023 and January 1, 2023:

	April 2, 2023		January 1, 2023
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$80,226		$81,644

Current portion of operating lease liabilities	$11,601		$11,857
Operating lease liabilities	71,325		72,305
Total operating lease liabilities	$82,926		$84,162

Property, plant and equipment, net		$5,838		$5,845

Accrued expenses		$2,173		$2,101
Other long-term liabilities		4,050		4,138
Total finance lease liabilities		$6,223		$6,239
Lease Costs

	Three Months Ended
	April 2, 2023	April 3, 2022
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$655	$517
Interest on lease liabilities	60	29
Operating lease cost	4,703	4,918
Short-term lease cost	356	227
Variable lease cost	733	616
Total lease cost	$6,507	$6,307

Other Supplemental Information

	Three Months Ended
	April 2, 2023	April 3, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$52	$21
Operating cash flows from operating leases	4,201	4,635
Financing cash flows from finance leases	643	479
Right-of-use assets obtained in exchange for new finance lease liabilities	557	382
Right-of-use assets obtained in exchange for new operating lease liabilities	1,121	20
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of April 2, 2023 and January 1, 2023:

	April 2, 2023	January 1, 2023
Weighted-average remaining lease term – finance leases (in years)	3.73	3.82
Weighted-average remaining lease term – operating leases (in years)	9.16	9.29
Weighted-average discount rate – finance leases	4.16%	3.79%
Weighted-average discount rate – operating leases	5.91%	5.89%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2023 (excluding the three months ended April 2, 2023)	$10,792	$1,761
2024	14,237	2,069
2025	12,463	1,260
2026	12,407	711
2027	10,015	495
Thereafter	49,813	496
Total future minimum lease payments (undiscounted)	109,727	6,792
Less: Present value discount	(26,801)	(569)
Total lease liability	$82,926	$6,223

NOTE 9 – EMPLOYEE BENEFIT PLANS
During the three-month periods ended April 2, 2023 and April 3, 2022, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $0.7 million, respectively.
The following tables provide the components of net periodic benefit cost for the three months ended April 2, 2023 and April 3, 2022:

	Three Months Ended
Defined Benefit Retirement Plans (Europe)	April 2, 2023	April 3, 2022
	(in thousands)
Interest cost	$1,735	$916
Expected return on plan assets	(1,964)	(1,059)
Amortization of prior service cost	29	32
Amortization of net actuarial losses	223	275
Net periodic benefit cost	$23	$164

	Three Months Ended
Salary Continuation Plan	April 2, 2023	April 3, 2022
	(in thousands)
Interest cost	$283	$193
Amortization of net actuarial losses	49	139
Net periodic benefit cost	$332	$332

	Three Months Ended
nora Defined Benefit Plan	April 2, 2023	April 3, 2022
	(in thousands)
Service cost	$114	$225
Interest cost	272	110
Amortization of net actuarial (gains) losses	(109)	50
Net periodic benefit cost	$277	$385
In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense, net, in the consolidated condensed statements of operations.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS
The ending balance and the change in the carrying amounts of goodwill for the three months ended April 2, 2023 are as follows:

Goodwill(1)
(in thousands)
Balance, at January 1, 2023	$102,417
Foreign currency translation(2)	1,257
Balance, at April 2, 2023	$103,674
(1) The goodwill balance is allocated entirely to the AMS reportable segment. All goodwill allocated to the EAAA reportable segment was previously written off as a result of impairment charges.
(2) A portion of the goodwill balance is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.
The net carrying value of intangible assets other than goodwill was $59.2 million and $59.8 million at April 2, 2023 and January 1, 2023, respectively.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”), which includes allocations of corporate selling, general and administrative expenses. AOI excludes nora purchase accounting amortization; Thailand plant closure inventory write-down; Cyber Event impact; property casualty loss; and restructuring, asset impairment, severance and other charges. Intersegment revenues for the three months ended April 2, 2023 and April 3, 2022 were $22.6 million and $17.3 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
Segment information for the three months ended April 2, 2023 and April 3, 2022 is presented in the following table:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(in thousands)
Net sales
AMS	$169,241	$156,509
EAAA	126,551	131,493
Total net sales	$295,792	$288,002

Segment AOI
AMS	$11,269	$21,138
EAAA	3,929	9,504

Depreciation and amortization
AMS	$4,393	$4,058
EAAA	5,598	6,612
Total depreciation and amortization	$9,991	$10,670

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	April 2, 2023	January 1, 2023
	(in thousands)
Assets
AMS	$554,790	$588,110
EAAA	655,823	652,921
Total segment assets	1,210,613	1,241,031
Corporate assets	121,418	110,495
Eliminations	(78,826)	(85,023)
Total reported assets	$1,253,205	$1,266,503
Reconciliations of operating income to income (loss) before income tax expense and segment AOI are presented as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(in thousands)
AMS operating income	$8,715	$21,250
EAAA operating income	762	6,170
Consolidated operating income	9,477	27,420
Interest expense	8,505	6,850
Other expense, net	1,500	170
Income (loss) before income tax expense	$(528)	$20,400

	Three Months Ended April 2, 2023		Three Months Ended April 3, 2022
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$8,715	$762	$21,250	$6,170
Purchase accounting amortization	—	1,283	—	1,342
Thailand plant closure inventory write-down	—	—	—	1,115
Cyber Event impact	228	200	—	—
Property casualty loss	1,300	—	—	—
Restructuring, asset impairment, severance and other charges	1,026	1,684	(112)	877
AOI	$11,269	$3,929	$21,138	$9,504

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $3.7 million and $1.3 million for the three months ended April 2, 2023 and April 3, 2022, respectively. Income tax payments, net of refunds, amounted to $5.1 million and $2.8 million for the three months ended April 2, 2023 and April 3, 2022, respectively.
See Note 8 entitled “Leases” for supplemental disclosures related to finance and operating leases.
Non-Cash Financing Activities
On March 14, 2023, the Company declared cash dividends on its common stock of $0.6 million, which were paid during the second quarter of 2023 to shareholders of record as of March 31, 2023. At April 2, 2023, the dividends were recorded within accrued expenses in the consolidated condensed balance sheet.

NOTE 13 – INCOME TAXES
The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate (“AETR”) and records any changes affecting the estimated AETR in the interim period in which the change occurs, including discrete tax items.
During the three months ended April 2, 2023, the Company recorded a total income tax provision of $0.2 million on pre-tax loss of $0.5 million resulting in a negative effective tax rate of 35.2%, as compared to a total income tax provision of $7.1 million on pre-tax income of $20.4 million resulting in an effective tax rate of 34.8% during the three months ended April 3, 2022. The pre-tax loss for the three months ended April 2, 2023 included significant unusual or infrequent items that are specifically excluded from the AETR. The tax effects related to these specifically excluded items are recognized discretely. The income tax benefits recognized discretely were at a lower effective tax rate compared to the estimated AETR resulting in an overall negative effective tax rate for the three months ended April 2, 2023. The year-over-year change in the effective tax rate is primarily due to the tax effects of relatively low pre-tax loss in the current year quarter compared to pre-tax income in the prior year quarter and favorable changes related to the cash surrender value of Company-owned life insurance policies.
In the first three months of 2023, the Company increased its liability for unrecognized tax benefits by $0.3 million. As of April 2, 2023, the Company had accrued approximately $6.0 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of April 2, 2023 reflects a reduction for $2.8 million of these unrecognized tax benefits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, it is reasonably possible that approximately $1.1 million of unrecognized tax benefits may be recognized within the next 12 months, of which $0.4 million would result in a favorable impact to the effective tax rate.

NOTE 14 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCI”), before tax, to the consolidated condensed statements of operations during the three months ended April 2, 2023 and April 3, 2022 are reflected in the table below:

		Three Months Ended
	Statement of Operations Location	April 2, 2023	April 3, 2022
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(393)	$(893)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	(192)	(496)
Total loss reclassified from AOCI		$(585)	$(1,389)

NOTE 15 – RESTRUCTURING AND OTHER CHARGES
Restructuring, asset impairment and other charges are as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(in thousands)
Restructuring, asset impairment and other charges(1)	$142	$887
(1) Charges are attributable to the EAAA reportable segment.
2021 Restructuring Plan
A summary of the restructuring reserve balance, recorded within accrued expenses in the consolidated condensed balance sheets, for the 2021 restructuring plan is presented below:

	Workforce Reduction	Retention Bonuses	Asset Impairment and Other Related Charges	Total
	(in thousands)
Balance, at January 1, 2023	$277	$179	$—	$456
Charged to expenses	23	(19)	138	142
Deductions	(300)	(160)	—	(460)
Charged to other accounts	—	—	(138)	(138)
Balance, at April 2, 2023	$—	$—	$—	$—
Below is a discussion of the restructuring plan activities under the 2021 restructuring plan.
On September 8, 2021, the Company committed to a new restructuring plan that continued to focus on efforts to improve efficiencies and decrease costs across its worldwide operations. The plan involved a reduction of approximately 188 employees and the closure of the Company’s manufacturing facility in Thailand at the end of the first quarter of 2022.
Expected charges and cumulative charges incurred to date under the 2021 restructuring plan are as follows:

	Workforce Reduction	Retention Bonuses	Asset Impairment and Other Related Charges	Total
	(in thousands)
Estimated expected charges(1)	$2,281	$474	$3,259	$6,014
Cumulative charges incurred to date(1)	2,281	474	3,259	6,014
(1) Charges are attributable to the EAAA reportable segment.
In addition, during the three months ended April 3, 2022, in conjunction with the closure of its Thailand facility, the Company recorded a write-down of inventory of $1.1 million within cost of sales in the consolidated condensed statements of operations.
The restructuring plan was expected to result in cash expenditures of approximately $3 million to $4 million for payment of employee severance, employee retention bonuses and other costs to shut down the Thailand manufacturing facility, as described above. The Company expects to complete the restructuring plan in the second quarter of 2023 following the sale of the Thailand manufacturing facility, as described in Note 16 entitled “Assets Held For Sale,” and expects the plan to yield annualized savings of approximately $1.7 million. A portion of the annualized savings was realized on the consolidated condensed statements of operations in fiscal year 2022, with the remaining portion of the annualized savings expected to be realized in fiscal year 2023.

NOTE 16 – ASSETS HELD FOR SALE
On September 8, 2021, the Company announced a restructuring plan that involved the closure of its manufacturing facility in Thailand and committed to a plan to sell the Thailand facility in connection with this restructuring plan. See Note 15 entitled “Restructuring and Other Charges” for additional information. On March 7, 2023, the Company entered into a binding agreement to sell the Thailand manufacturing facility for approximately $6.7 million. The transaction is expected to close in the second quarter of 2023.
The Company determined that the Thailand manufacturing facility met the assets held for sale criteria during the first quarter of 2023. Accordingly, we have reported the carrying value of the manufacturing facility as assets held for sale in the consolidated condensed balance sheet as of April 2, 2023. We discontinued recording depreciation expense on the manufacturing facility once the assets held for sale criteria were met. We determined that the Thailand facility sale did not meet the criteria for classification as discontinued operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended April 2, 2023, or as of, April 2, 2023, and the comparable periods of 2022, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The three-month periods ended April 2, 2023 and April 3, 2022 both include 13 weeks.
Forward-Looking Statements
This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with the economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2023. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Overview
During the quarter ended April 2, 2023, we had consolidated net sales of $295.8 million, up 2.7% compared to $288.0 million in the first quarter last year. Higher sales were primarily in the education, corporate office, public buildings and residential market segments. Consolidated operating income was $9.5 million for the first quarter of 2023, compared to $27.4 million in the first quarter last year. Continuing inflationary pressures on raw materials and lower manufacturing fixed cost absorption on lower manufacturing volumes adversely impacted our gross profit margin in the current year period coupled with higher selling, general and administrative costs. Consolidated net loss for the quarter ended April 2, 2023 was $0.7 million or $0.01 per share, compared to consolidated net income of $13.3 million or $0.22 per share in the first quarter last year.
Cybersecurity Event
As previously disclosed in our current report on Form 8-K filed with the SEC on November 23, 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems on November 20, 2022 (the “Cyber Event”). Promptly, out of an abundance of caution, we shut down certain systems including shipping, inventory management and production systems and engaged forensic experts to evaluate the extent of the Cyber Event and its impact to our operations. We took steps to supplement existing security monitoring, including scanning and protective measures, and notified law enforcement. We substantially resumed our operations within two weeks following the occurrence of the Cyber Event.

In the first quarter of 2023, we incurred approximately $0.4 million of additional expenses related to the ongoing investigation of the Cyber Event. These costs were primarily included in selling, general and administrative expenses in the consolidated condensed statement of operations. We have cyber risk insurance and anticipate that a portion of our costs and expenses related to the Cyber Event will ultimately be recovered by insurance. We expect to incur ongoing costs for enhanced data security against unauthorized access to, or manipulation of, our systems and data.
Impact of Macroeconomic Trends
The continued disruption in economic markets due to high inflation, increases in interest rates, supply chain issues, and the continuing impact of COVID-19 in China all pose challenges which may adversely affect our future performance. These impacts have increased our costs and adversely affected our gross profit margin. To mitigate these impacts, we plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.
During the first quarter of 2023, EAAA sales were also adversely impacted by slower economic recovery and decreased customer demand in parts of Asia, resulting in approximately 30% lower net sales in Asia during the current quarter compared to the same period last year.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month periods ended April 2, 2023 and April 3, 2022:

	Three Months Ended
	April 2, 2023	April 3, 2022
Net sales	100.0%	100.0%
Cost of sales	67.6	62.9
Gross profit	32.4	37.1
Selling, general and administrative expenses	29.2	27.3
Restructuring, asset impairment and other charges	0.0	0.3
Operating income	3.2	9.5
Interest/Other expense, net	3.4	2.4
Income (loss) before income tax expense	(0.2)	7.1
Income tax expense	0.1	2.5
Net income (loss)	(0.3)%	4.6%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month periods ended April 2, 2023, and April 3, 2022:

	Three Months Ended		Percentage Change
	April 2, 2023	April 3, 2022
	(in thousands)
Consolidated net sales	$295,792	$288,002	2.7%
For the quarter ended April 2, 2023, consolidated net sales increased $7.8 million (2.7%) versus the comparable period in 2022, primarily due to higher prices (approximately 6%). Currency fluctuations had a negative impact on consolidated net sales of approximately $7.2 million (2.5%) for the first quarter of 2023, due primarily to the weakening of the Euro, Australian dollar and British Pound sterling against the U.S. dollar. On a market segment basis, the sales increase was primarily in the education, corporate office, public buildings and residential living market segments as a result of higher government spending on school renovation projects and corporate reinvestment.
Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month periods ended April 2, 2023, and April 3, 2022:

	Three Months Ended		Percentage Change
	April 2, 2023	April 3, 2022
	(in thousands)
Cost of sales	$199,919	$181,203	10.3%
Selling, general and administrative expenses	86,254	78,492	9.9%
Consolidated Cost of Sales
For the quarter ended April 2, 2023, consolidated cost of sales increased $18.7 million (10.3%) compared to the first quarter of 2022, primarily due to continuing inflationary pressures on raw material costs. Currency translation had a positive impact on consolidated cost of sales in the first quarter of 2023 and partially reduced our costs by approximately $5.1 million (3.0%) compared to the same period last year. As a percentage of net sales, our cost of sales increased to 67.6% for the first quarter of 2023 versus 62.9% for the first quarter of 2022.

Consolidated Gross Profit
For the quarter ended April 2, 2023, consolidated gross profit, as a percentage of net sales, was 32.4% compared with 37.1% in the same period last year. The decrease was primarily due to continuing inflationary pressures on raw material costs and lower manufacturing fixed cost absorption on lower manufacturing volumes as discussed above.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended April 2, 2023, consolidated selling, general and administrative expenses increased $7.8 million (9.9%) versus the comparable period in 2022. Currency translation had a positive impact on consolidated SG&A expenses in the first quarter of 2023 and partially reduced our costs by approximately $1.3 million (1.5%) compared to the same period last year. SG&A expenses were higher for the first quarter of 2023 primarily due to higher selling expenses of approximately $3.7 million due to higher sales, higher severance costs of approximately $2.3 million driven by employee headcount reduction and cost saving initiatives, Cyber Event costs of approximately $0.5 million and the continuing impact of inflation. As a percentage of net sales, SG&A expenses increased to 29.2% for the first quarter of 2023 versus 27.3% for the first quarter of 2022.
Restructuring Activities
On September 8, 2021, the Company committed to a new restructuring plan that continued to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, involving the closure of the Company’s manufacturing facility in Thailand at the end of the first quarter of 2022. In the first quarter of 2023, we recognized restructuring charges of approximately $0.1 million under this plan primarily related to the transfer of equipment from the Thailand facility to other manufacturing locations.
See Note 15 entitled “Restructuring and Other Charges” and Note 16 entitled “Assets Held For Sale” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest Expense
During the quarter ended April 2, 2023, interest expense was $8.5 million, an increase of $1.7 million from the comparable period in 2022, primarily due to higher interest rates on outstanding term loan borrowings under the Facility.

Segment Operating Results
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month periods ended April 2, 2023, and April 3, 2022:

	Three Months Ended		Percentage Change
	April 2, 2023	April 3, 2022
	(in thousands)
AMS segment net sales	$169,241	$156,509	8.1%
AMS segment AOI(1)	11,269	21,138	(46.7)%
(1) Includes allocation of corporate SG&A expenses. Excludes Cyber Event costs, property casualty loss, and restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the first quarter of 2023, net sales in AMS increased 8.1% versus the comparable period in 2022 primarily due to higher sales prices and volume. The AMS sales increase was primarily in the corporate office, education and residential living market segments.
AOI in AMS decreased 46.7% during the first quarter of 2023 compared to the prior year period primarily due to higher raw material costs as a result of continuing inflationary pressures. Unfavorable fixed cost absorption in the current period also negatively impacted AOI. AMS SG&A expenses as a percentage of net sales in the first quarter of 2023 increased 1.0% due to higher selling expenses and inflation, which also contributed to the decrease in AOI for the current quarter. As a percentage of net sales, AOI decreased to 6.7% during the first quarter of 2023 compared to 13.5% in the same period last year.
EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month periods ended April 2, 2023, and April 3, 2022:

	Three Months Ended		Percentage Change
	April 2, 2023	April 3, 2022
	(in thousands)
EAAA segment net sales	$126,551	$131,493	(3.8)%
EAAA segment AOI(1)	3,929	9,504	(58.7)%
(1) Includes allocation of corporate SG&A expenses. Excludes purchase accounting amortization, Cyber Event costs, Thailand plant closure inventory write-down, and restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the first quarter of 2023, net sales in EAAA decreased 3.8% versus the comparable period in 2022, as higher sales prices were offset by the negative impacts of currency fluctuations and lower sales volume in Asia. Currency fluctuations had a negative impact on EAAA sales of approximately $6.3 million (4.8%) for the first quarter 2023 compared to the same period last year due to the weakening of the Euro, Australian dollar and British Pound sterling against the U.S. dollar. During the first quarter of 2023, EAAA sales were also adversely impacted by slower economic recovery and decreased customer demand in parts of Asia. On a market segment basis, the EAAA sales decrease was most significant in the corporate office, healthcare and retail market segments, partially offset by increases in the public buildings and education market segments.
AOI in EAAA decreased 58.7% during the first quarter of 2023 versus the comparable period in 2022, primarily due to higher raw material costs as a result of continuing inflationary pressures and lower manufacturing fixed cost absorption on lower manufacturing production volumes. Currency fluctuations had a negative impact on AOI of approximately $0.7 million (4.4%) for the first quarter of 2023 compared to the first quarter last year. EAAA SG&A expenses as a percentage of net sales in the first quarter of 2023 decreased approximately 0.6% compared to the first quarter of 2022, which partially offset the decrease in AOI for the first quarter of 2023. As a percentage of net sales, AOI decreased to 3.1% during the first quarter of 2023 compared to 7.2% in the same period last year.

Financial Condition, Liquidity and Capital Resources
General
At April 2, 2023, the Company had $101.3 million in cash. At that date, the Company had $197.6 million in term loan borrowings, $9.4 million in revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Facility, and we had $300.0 million of Senior Notes outstanding. As of April 2, 2023, we had additional borrowing capacity of $289.0 million under the Facility. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $141 million and $144 million for the three-month periods ended April 2, 2023 and April 3, 2022, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $41 million and $43 million as of April 2, 2023 and January 1, 2023, respectively.
Balance Sheet
Accounts receivable, net, were $147.8 million at April 2, 2023, compared to $182.8 million at January 1, 2023. The decrease of $35.0 million was primarily due to customer collections in the first quarter of 2023, including the impact of delays in customer billings from the Cyber Event, in which the due dates for those delayed billings were pushed from the fourth quarter of 2022 to the first quarter of 2023.
Inventories, net, were $312.7 million at April 2, 2023, compared to $306.3 million at January 1, 2023. The increase of $6.4 million was primarily due to higher raw material costs due to continuing inflationary pressures.
Analysis of Cash Flows
The following table presents a summary of cash flows for the three-month periods ended April 2, 2023 and April 3, 2022, respectively:

	Three Months Ended
	April 2, 2023	April 3, 2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$29,584	$(17,696)
Investing activities	(5,712)	(4,781)
Financing activities	(21,035)	2,894
Effect of exchange rate changes on cash	872	(1,581)
Net change in cash and cash equivalents	3,709	(21,164)
Cash and cash equivalents at beginning of period	97,564	97,252
Cash and cash equivalents at end of period	$101,273	$76,088
Cash provided by operating activities was $29.6 million for the three months ended April 2, 2023, compared with $17.7 million of cash used in operating activities in the prior year comparable period. The increase was primarily due to a greater source of cash from working capital during the first three months of 2023. Specifically, customer collections in the first three months of 2023 contributed to a decrease in accounts receivable, primarily attributable to delays in customer billings from the Cyber Event, in which the due dates for those delayed billings were pushed from the fourth quarter of 2022 to the first quarter of 2023. The prior year comparable period included a greater use of cash for working capital attributable to an increase in inventories compared with the three months ended April 2, 2023.
Cash used in investing activities was $5.7 million for the three months ended April 2, 2023, which represents an increase of $0.9 million from the prior year comparable period. The increase from the comparable period was primarily due to an increase in capital expenditures due to higher capital investment.

Cash used in financing activities was $21.0 million for the three months ended April 2, 2023, compared with $2.9 million of cash provided by financing activities in the prior year comparable period. The increased use of cash was primarily due to higher repayments of revolving loan borrowings in 2023 as a result of cash generated from operating activities as described above.
Outlook

We anticipate revenue growth in the second quarter of fiscal year 2023 compared with the first quarter of 2023. We are also anticipating continued impacts to our global supply chain and manufacturing operations—particularly significant cost increases in our raw materials globally and continued lower manufacturing fixed cost absorption versus the comparable prior year period. The impacts may also potentially include shipping delays, and other disruption. These impacts to our supply chain and manufacturing operations may increase our costs and continue to adversely affect our gross margins, they may inhibit our ability to manufacture and ship product timely, and at times they may inhibit our ability to meet customer demands and expectations.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including raw material availability and cost, and demand for our products.
Backlog
As of April 23, 2023, the consolidated backlog of unshipped orders was approximately $208.9 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, backlog was approximately $197.4 million as of February 5, 2023. Disruptions in supply and distribution chains and the impact of government imposed COVID-19 lockdowns in China have resulted in delays of construction projects and flooring installations in many regions worldwide.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the three months ended April 2, 2023, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
Because the debt outstanding under our Facility has variable interest rates based on an underlying prime lending rate or other benchmark rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate or other benchmark rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended January 1, 2023.
As of April 2, 2023, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $11.0 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $11.6 million.
As of April 2, 2023, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.6 million or an increase in the fair value of our financial instruments of $11.7 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. The disclosure under the headings “Lawsuit by Former CEO in Connection with Termination” and “Putative Class Action Lawsuit” set forth in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended January 1, 2023 is incorporated by reference herein.
In the lawsuit by the former CEO, Mr. Gould has filed a motion for reconsideration of the Court’s grant of summary judgment in favor of the Company on Mr. Gould’s breach of contract claim. That motion for reconsideration is currently pending with the Court. In addition, the Court has scheduled a trial on the Company’s counterclaim against Mr. Gould for breach of fiduciary duty beginning September 12, 2023. The Company believes Mr. Gould’s lawsuit is without merit and intends to defend vigorously against it.
In the putative class action, the parties have reached a preliminary agreement to settle the lawsuit for $7.5 million, subject to Court approval of the settlement. The Company expects the settlement amount to be paid by its insurers. The Company has accrued both the $7.5 million loss contingency as well as the expected insurance recovery in the consolidated condensed balance sheet as of April 2, 2023.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended April 2, 2023:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 2 – January 29, 2023	—	$—	—	$82,828,595
January 30 – February 26, 2023(3)	30,006	11.58	—	82,858,595
February 27 – April 2, 2023(3)	95,864	8.55	—	82,828,595
Total	125,870	$9.27	—
(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2023, which commenced January 2, 2023 and ended April 2, 2023.
(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date.
(3) Comprised of shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
10.1	Form of Restricted Share Unit Agreement for executive officers.*
10.2	Form of Performance Share Agreement for executive officers.*
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 2, 2023, formatted in Inline XBRL
* Management contract or compensatory plan or agreement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 9, 2023	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)