Form 10-Q
period 2023-07-02
INTERFACE INC
filed 2023-08-08
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 2, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of August 3, 2023:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,106,975

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	JULY 2, 2023	JANUARY 1, 2023
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$92,935	$97,564
Accounts receivable, net	166,304	182,807
Inventories, net	288,181	306,327
Prepaid expenses and other current assets	34,078	30,339
Total current assets	581,498	617,037
Property, plant and equipment, net	288,669	297,976
Operating lease right-of-use assets	79,987	81,644
Deferred tax asset	17,015	17,767
Goodwill and intangibles, net	162,560	162,195
Other assets	90,225	89,884

Total assets	$1,219,954	$1,266,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$69,835	$78,264
Accrued expenses	102,589	120,138
Current portion of operating lease liabilities	11,671	11,857
Current portion of long-term debt	10,222	10,211
Total current liabilities	194,317	220,470
Long-term debt	465,348	510,003
Operating lease liabilities	71,155	72,305
Deferred income taxes	36,202	38,662
Other long-term liabilities	68,024	63,526

Total liabilities	835,046	904,966

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at July 2, 2023 and January 1, 2023	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,112 and 58,106 shares issued and outstanding at July 2, 2023 and January 1, 2023, respectively	5,811	5,811
Additional paid-in capital	247,797	244,159
Retained earnings	292,561	278,639
Accumulated other comprehensive loss – foreign currency translation	(132,484)	(138,775)
Accumulated other comprehensive loss – cash flow hedge	(150)	(749)
Accumulated other comprehensive loss – pension liability	(28,627)	(27,548)

Total shareholders’ equity	384,908	361,537

Total liabilities and shareholders’ equity	$1,219,954	$1,266,503
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2023	JULY 3, 2022	JULY 2, 2023	JULY 3, 2022
Net sales	$329,582	$346,605	$625,374	$634,607
Cost of sales	217,796	229,899	417,715	411,102
Gross profit	111,786	116,706	207,659	223,505

Selling, general and administrative expenses	85,522	81,371	171,776	159,863
Restructuring, asset impairment and other charges	(2,644)	810	(2,502)	1,697
Operating income	28,908	34,525	38,385	61,945

Interest expense	8,318	7,190	16,823	14,040
Other (income) expense, net	(528)	1,394	972	1,564

Income before income tax expense	21,118	25,941	20,590	46,341
Income tax expense	5,321	9,123	5,507	16,230

Net income	$15,797	$16,818	$15,083	$30,111

Earnings per share – basic	$0.27	$0.28	$0.26	$0.51
Earnings per share – diluted	$0.27	$0.28	$0.26	$0.51

Common shares outstanding – basic	58,074	59,368	58,077	59,308
Common shares outstanding – diluted	58,170	59,368	58,180	59,308
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 2, 2023	JULY 3, 2022	JULY 2, 2023	JULY 3, 2022
Net income	$15,797	$16,818	$15,083	$30,111
Other comprehensive income (loss), after tax:
Foreign currency translation adjustment	1,361	(36,670)	6,291	(49,854)
Reclassification from accumulated other comprehensive loss – discontinued cash flow hedge	300	540	599	1,181
Pension liability adjustment	(800)	3,842	(1,079)	5,381
Other comprehensive income (loss)	861	(32,288)	5,811	(43,292)

Comprehensive income (loss)	$16,658	$(15,470)	$20,894	$(13,181)
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	SIX MONTHS ENDED
	JULY 2, 2023	JULY 3, 2022
OPERATING ACTIVITIES:
Net income	$15,083	$30,111
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	20,146	20,836
Share-based compensation expense	5,125	4,327
Gain on disposal of property, plant and equipment, net	(2,541)	—
Deferred income taxes and other	(618)	8,941
Amortization of acquired intangible assets	2,584	2,613
Working capital changes:
Accounts receivable	17,770	(7,782)
Inventories	19,943	(63,226)
Prepaid expenses and other current assets	(3,611)	(5,696)
Accounts payable and accrued expenses	(25,957)	(2,832)

Cash provided by (used in) operating activities	47,924	(12,708)

INVESTING ACTIVITIES:
Capital expenditures	(11,331)	(9,127)
Proceeds from sale of property, plant and equipment	6,593	—

Cash used in investing activities	(4,738)	(9,127)

FINANCING ACTIVITIES:
Repayments of long-term debt	(112,107)	(79,682)
Borrowing of long-term debt	67,000	109,377
Tax withholding payments for share-based compensation	(1,487)	(398)
Repurchase of common stock	—	(5,582)
Dividends paid	(1,161)	(1,187)
Finance lease payments	(1,308)	(1,010)

Cash (used in) provided by financing activities	(49,063)	21,518

Net cash used in operating, investing and financing activities	(5,877)	(317)
Effect of exchange rate changes on cash	1,248	(5,282)

CASH AND CASH EQUIVALENTS:
Net decrease	(4,629)	(5,599)
Balance, beginning of period	97,564	97,252

Balance, end of period	$92,935	$91,653
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
The six-month periods ended July 2, 2023 and July 3, 2022 both include 26 weeks. The three-month periods ended July 2, 2023 and July 3, 2022 both include 13 weeks.
Risks and Uncertainties
Global economic challenges, including the impact of the war in Ukraine, inflation and supply chain disruptions could cause economic uncertainty and volatility. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein. In connection with the Cyber Event discussed below, security breaches may expose us to fines and other liabilities to the extent sensitive data stored in our IT systems, including data related to customers, suppliers or employees, are misappropriated. These uncertainties could result in a future material adverse effect to the amounts reported within the Company’s consolidated condensed financial statements if actual results differ from these estimates.
Cybersecurity Event
On November 20, 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems. Promptly, out of an abundance of caution, we shut down certain systems including shipping, inventory management and production systems and engaged forensic experts to evaluate the extent of the Cyber Event and its impact to our operations. We took steps to supplement existing security monitoring, including scanning and protective measures, and notified law enforcement. The investigation of the Cyber Event was substantially completed early in the third quarter of 2023.
Recently Adopted Accounting Pronouncements
In July 2023, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), Compensation — Stock Compensation (Topic 718).” This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Accounting Bulletin (“SAB”) number 120. The ASU provides clarifying guidance related to employee and non-employee share-based payment accounting, including guidance related to spring-loaded awards. ASU 2023-03 is effective upon issuance. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2022, the Financial Accounting Standards Board issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This ASU clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The ASU also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company adopted this standard on April 2, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION
Revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue for both six-month periods ended July 2, 2023 and July 3, 2022. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material for both 2023 and 2022 six-month periods.
Disaggregation of Revenue
For the six months ended July 2, 2023 and July 3, 2022, revenue from the Company’s customers is broken down by geography as follows:

	Six Months Ended
Geography	July 2, 2023	July 3, 2022
Americas	59.2%	57.2%
Europe	29.9%	29.8%
Asia-Pacific	10.9%	13.0%
Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 11 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	July 2, 2023	January 1, 2023
	(in thousands)
Finished goods	$207,336	$209,478
Work-in-process	18,456	15,463
Raw materials	62,389	81,386
Inventories, net	$288,181	$306,327

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

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(in thousands, except per share data)
Numerator:
Net income	$15,797	$16,818	$15,083	$30,111
Less: distributed and undistributed earnings available to participating securities	(189)	(286)	(207)	(470)
Distributed and undistributed earnings available to common shareholders	$15,608	$16,532	$14,876	$29,641

Denominator:
Weighted average shares outstanding	57,381	58,358	57,279	58,380
Participating securities	693	1,010	798	928
Shares for basic EPS	58,074	59,368	58,077	59,308
Dilutive effect of non-participating securities	96	—	103	—
Shares for diluted EPS	58,170	59,368	58,180	59,308

Basic EPS	$0.27	$0.28	$0.26	$0.51
Diluted EPS	$0.27	$0.28	$0.26	$0.51
For the three and six months ended July 2, 2023, 1,476,804 and 1,322,278 non-participating securities, respectively, that could potentially dilute basic EPS in the future, consisting of restricted share units and performance shares, were excluded from the computation of diluted EPS as these securities would have been antidilutive for the respective periods.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	July 2, 2023		January 1, 2023
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$6,994	5.66%	$24,250	5.29%
Term loan borrowings	174,138	6.46%	202,082	5.84%
Total borrowings under Syndicated Credit Facility	181,132	6.43%	226,332	5.78%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	481,132		526,332
Less: Unamortized debt issuance costs	(5,562)		(6,118)

Total debt, net	475,570		520,214
Less: Current portion of long-term debt	(10,222)		(10,211)

Total long-term debt, net	$465,348		$510,003
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
As of both July 2, 2023 and January 1, 2023, the Company had $1.6 million in letters of credit outstanding under the Facility.
As of both July 2, 2023 and January 1, 2023, the carrying value of the Company’s borrowings under the Facility approximated its fair value as the Facility bears interest rates that are similar to existing market rates. The fair value of borrowings under the Facility is estimated using observable market rates and is considered Level 2 within the fair value hierarchy.
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

As of July 2, 2023, the estimated fair value of the Senior Notes was $245.0 million, compared with a carrying value recorded in the Company’s consolidated condensed balance sheet of $296.2 million ($300.0 million excluding $3.8 million of unamortized debt issuance costs). The fair value of the Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy.
The Company is in compliance with all covenants under the indenture governing the Senior Notes and anticipates that it will remain in compliance with the covenants for the foreseeable future.
Debt Issuance Costs
Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of July 2, 2023 and January 1, 2023, the unamortized debt issuance costs recorded as a reduction of long-term debt were $5.6 million and $6.1 million, respectively.
Debt issuance costs related to the issuance of revolving debt, which include underwriting, legal and other direct costs, net of accumulated amortization, were $1.6 million and $1.8 million as of July 2, 2023 and January 1, 2023, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.

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
As of July 2, 2023 and January 1, 2023, the remaining accumulated other comprehensive loss associated with the terminated interest rate swaps, before tax, was $0.2 million and $1.0 million, respectively, and will be amortized to earnings over the remaining term of the interest rate swaps prior to termination. We expect that approximately $0.2 million, before tax, related to the terminated interest rate swaps will be reclassified from accumulated other comprehensive loss as an increase to interest expense in the next 12 months.

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the six months ended July 2, 2023 and July 3, 2022:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 1, 2023	58,106	$5,811	$244,159	$278,639	$(27,548)	$(138,775)	$(749)
Net loss	—	—	—	(714)	—	—	—
Issuances of stock related to performance shares	79	8	(8)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(580)	—	—	—
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(132)	(14)	1,850	—	—	—	—
Pension liability adjustment	—	—	—	—	(279)	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,930	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	299
Balance, at April 2, 2023	58,053	$5,805	$246,001	$277,345	$(27,827)	$(133,845)	$(450)
Net income	—	—	—	15,797	—	—	—
Issuances of stock related to restricted share units and performance shares	5	1	(1)	—	—	—	—
Restricted stock issuances	102	10	697	—	—	—	—
Unrecognized compensation expense related to restricted stock awards	—	—	(708)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(581)	—	—	—
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(48)	(5)	1,808	—	—	—	—
Pension liability adjustment	—	—	—	—	(800)	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,361	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	300
Balance, at July 2, 2023	58,112	$5,811	$247,797	$292,561	$(28,627)	$(132,484)	$(150)

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands)
Balance, at January 2, 2022	59,055	$5,905	$253,110	$261,434	$(53,888)	$(100,441)	$(2,722)
Net income	—	—	—	13,293	—	—	—
Restricted stock issuances	303	30	3,966	—	—	—	—
Unrecognized compensation expense related to restricted stock awards	—	—	(3,996)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(592)	—	—	—
Compensation expense related to share-based plans, net of shares received for tax withholdings	(30)	(2)	1,787	—	—	—	—
Pension liability adjustment	—	—	—	—	1,539	—	—
Foreign currency translation adjustment	—	—	—	—	—	(13,184)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	641
Balance, at April 3, 2022	59,328	$5,933	$254,867	$274,135	$(52,349)	$(113,625)	$(2,081)
Net income	—	—	—	16,818	—	—	—
Restricted stock issuances	198	20	2,533	—	—	—	—
Unrecognized compensation expense related to restricted stock awards	—	—	(2,553)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(595)	—	—	—
Compensation expense related to share-based plans, net of forfeitures	(14)	(1)	2,145	—	—	—	—
Share repurchases	(415)	(42)	(5,540)	—	—	—	—
Pension liability adjustment	—	—	—	—	3,842	—	—
Foreign currency translation adjustment	—	—	—	—	—	(36,670)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	540
Balance, at July 3, 2022	59,097	$5,910	$251,452	$290,358	$(48,507)	$(150,295)	$(1,541)
Repurchase of Common Stock
In the second quarter of 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. No shares of common stock were repurchased during the six months ended July 2, 2023. During the first six months of 2022, the Company repurchased 415,223 shares of common stock at a weighted average price of $13.44 per share pursuant to this program.
Restricted Stock Awards
During the six months ended July 2, 2023, the Company granted restricted stock awards for 102,300 shares of common stock. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company or upon involuntary termination without cause. For certain restricted stock awards with a graded vesting schedule, the Company has elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.
Compensation expense related to restricted stock grants was $2.4 million and $2.6 million for the six months ended July 2, 2023 and July 3, 2022, respectively. The Company has reduced its expense for any restricted stock forfeited during the period.

The following table summarizes restricted stock outstanding as of July 2, 2023, as well as activity during the six months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	1,006,400	$13.91
Granted	102,300	6.92
Vested	(405,100)	14.43
Forfeited or canceled	(14,700)	13.58
Outstanding at July 2, 2023	688,900	$12.57
As of July 2, 2023, the unrecognized total compensation cost related to unvested restricted stock was $3.8 million. That cost is expected to be recognized by the first quarter of 2025.
Restricted Share Unit Awards
During the six months ended July 2, 2023, the Company granted awards for 593,000 restricted share units to certain employees pursuant to the Company’s 2020 Omnibus Stock Incentive Plan. Each restricted share unit represents one share of the Company’s common stock to be issued to the award recipient once the vesting criteria have been satisfied. Awards of restricted share units have a graded vesting schedule over a three-year period from the date of grant, with one-third of the restricted share units vesting on each of the first, second and third anniversaries of the date of grant, provided the individual remains in the employment or service of the Company until such anniversaries. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, upon involuntary termination without cause, or upon retirement provided certain eligibility criteria are met.
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
Compensation expense related to the restricted share units was $1.0 million for the six months ended July 2, 2023. The Company reduces its expense for any restricted share units forfeited during the period. Grants of restricted share units are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.
The following table summarizes restricted share units outstanding as of July 2, 2023, as well as activity during the six months then ended:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	—	$—
Granted	593,000	10.36
Vested	(2,100)	10.80
Forfeited or canceled	(9,100)	10.80
Outstanding at July 2, 2023	581,800	$10.36
As of July 2, 2023, the unrecognized total compensation cost related to unvested restricted share units was $5.1 million. That cost is expected to be recognized by the end of 2026.

Performance Share Awards
During the six months ended July 2, 2023, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to (among other things) the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The Company evaluates the probability of achieving the performance-based goals as of the end of each reporting period and adjusts compensation expense based on this assessment.
The following table summarizes the performance shares outstanding as of July 2, 2023, as well as the activity during the six months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	923,600	$13.91
Granted	467,500	10.79
Vested	(82,300)	15.11
Forfeited or canceled	(190,100)	14.84
Outstanding at July 2, 2023	1,118,700	$12.36
Compensation expense related to the performance shares was $1.7 million for both six-month periods ended July 2, 2023 and July 3, 2022. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $8.1 million as of July 2, 2023. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the end of 2026.
The tax benefit recognized with respect to restricted stock, restricted share units and performance shares was approximately $0.5 million for the six months ended July 2, 2023.

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
As of July 2, 2023, there were no significant leases that had not commenced.
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of July 2, 2023 and January 1, 2023:

	July 2, 2023		January 1, 2023
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$79,987		$81,644

Current portion of operating lease liabilities	$11,671		$11,857
Operating lease liabilities	71,155		72,305
Total operating lease liabilities	$82,826		$84,162

Property, plant and equipment, net		$5,726		$5,845

Accrued expenses		$2,182		$2,101
Other long-term liabilities		3,930		4,138
Total finance lease liabilities		$6,112		$6,239
Lease Costs

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$705	$538	$1,360	$1,055
Interest on lease liabilities	85	41	145	70
Operating lease cost	4,698	4,649	9,401	9,567
Short-term lease cost	391	211	747	438
Variable lease cost	608	782	1,341	1,398
Total lease cost	$6,487	$6,221	$12,994	$12,528

Other Supplemental Information

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$55	$32	$107	$53
Operating cash flows from operating leases	4,440	4,813	8,641	9,448
Financing cash flows from finance leases	665	531	1,308	1,010
Right-of-use assets obtained in exchange for new finance lease liabilities	479	1,961	1,036	2,343
Right-of-use assets obtained in exchange for new operating lease liabilities	2,842	6,803	3,963	6,823
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of July 2, 2023 and January 1, 2023:

	July 2, 2023	January 1, 2023
Weighted-average remaining lease term – finance leases (in years)	3.66	3.82
Weighted-average remaining lease term – operating leases (in years)	8.92	9.29
Weighted-average discount rate – finance leases	4.41%	3.79%
Weighted-average discount rate – operating leases	5.97%	5.89%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2023 (excluding the six months ended July 2, 2023)	$6,892	$1,178
2024	15,169	2,201
2025	13,247	1,389
2026	12,970	832
2027	10,472	572
Thereafter	50,237	515
Total future minimum lease payments (undiscounted)	108,987	6,687
Less: Present value discount	(26,161)	(575)
Total lease liability	$82,826	$6,112

NOTE 9 – EMPLOYEE BENEFIT PLANS
During the three and six months ended July 2, 2023, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.7 million and $1.3 million, respectively. During the three and six months ended July 3, 2022, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $1.3 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and six months ended July 2, 2023 and July 3, 2022:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plans (Europe)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(in thousands)
Interest cost	$1,778	$857	$3,513	$1,773
Expected return on plan assets	(2,015)	(990)	(3,979)	(2,049)
Amortization of prior service cost	30	30	59	62
Amortization of net actuarial losses	228	256	451	531
Net periodic benefit cost	$21	$153	$44	$317

	Three Months Ended		Six Months Ended
Salary Continuation Plan	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(in thousands)
Interest cost	$284	$193	$567	$386
Amortization of net actuarial losses	48	140	97	279
Net periodic benefit cost	$332	$333	$664	$665

	Three Months Ended		Six Months Ended
nora Defined Benefit Plan	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(in thousands)
Service cost	$115	$211	$229	$436
Interest cost	275	105	547	215
Amortization of net actuarial (gains) losses	(111)	48	(220)	98
Net periodic benefit cost	$279	$364	$556	$749
In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other (income) expense, net, in the consolidated condensed statements of operations.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS
The ending balance and the change in the carrying amounts of goodwill for the six months ended July 2, 2023 are as follows:

Goodwill(1)
(in thousands)
Balance, at January 1, 2023	$102,417
Foreign currency translation(2)	1,881
Balance, at July 2, 2023	$104,298
(1) The goodwill balance is allocated entirely to the AMS reportable segment. All goodwill allocated to the EAAA reportable segment was previously written off as a result of impairment charges.
(2) A portion of the goodwill balance is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.
The net carrying value of intangible assets other than goodwill was $58.3 million and $59.8 million at July 2, 2023 and January 1, 2023, respectively.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”), which includes allocations of corporate selling, general and administrative expenses. AOI excludes nora purchase accounting amortization; Thailand plant closure inventory write-down; Cyber Event impact; property casualty loss; and restructuring, asset impairment, severance and other charges. Intersegment revenues for the three and six months ended July 2, 2023, were $24.7 million and $47.3 million, respectively, and intersegment revenues for the three and six months ended July 3, 2022, were $19.4 million and $36.7 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
Segment information for the three and six months ended July 2, 2023 and July 3, 2022 is presented in the following table:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(in thousands)
Net sales
AMS	$201,281	$206,810	$370,522	$363,319
EAAA	128,301	139,795	254,852	271,288
Total net sales	$329,582	$346,605	$625,374	$634,607

Segment AOI
AMS	$24,034	$28,389	$35,303	$49,527
EAAA	3,827	10,131	7,756	19,635

Depreciation and amortization
AMS	$4,424	$4,183	$8,817	$8,241
EAAA	5,731	5,983	11,329	12,595
Total depreciation and amortization	$10,155	$10,166	$20,146	$20,836

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	July 2, 2023	January 1, 2023
	(in thousands)
Assets
AMS	$568,933	$588,110
EAAA	636,037	652,921
Total segment assets	1,204,970	1,241,031
Corporate assets	106,931	110,495
Eliminations	(91,947)	(85,023)
Total reported assets	$1,219,954	$1,266,503
Reconciliations of operating income to income before income tax expense and segment AOI are presented as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(in thousands)
AMS operating income	$24,752	$28,413	$33,467	$49,663
EAAA operating income	4,156	6,112	4,918	12,282
Consolidated operating income	28,908	34,525	38,385	61,945
Interest expense	8,318	7,190	16,823	14,040
Other (income) expense, net	(528)	1,394	972	1,564
Income before income tax expense	$21,118	$25,941	$20,590	$46,341

	Three Months Ended July 2, 2023		Three Months Ended July 3, 2022
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$24,752	$4,156	$28,413	$6,112
Purchase accounting amortization	—	1,301	—	1,271
Thailand plant closure inventory write-down	—	—	—	938
Cyber Event impact	264	173	—	—
Property casualty loss(1)	(1,300)	—	—	—
Restructuring, asset impairment, severance and other charges	318	(1,803)	(24)	1,810
AOI	$24,034	$3,827	$28,389	$10,131
(1) Represents insurance recovery of loss recognized in the first quarter of 2023.

	Six Months Ended July 2, 2023		Six Months Ended July 3, 2022
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$33,467	$4,918	$49,663	$12,282
Purchase accounting amortization	—	2,584	—	2,613
Thailand plant closure inventory write-down	—	—	—	2,053
Cyber Event impact	492	373	—	—
Restructuring, asset impairment, severance and other charges	1,344	(119)	(136)	2,687
AOI	$35,303	$7,756	$49,527	$19,635

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $14.7 million and $11.2 million for the six months ended July 2, 2023 and July 3, 2022, respectively. Income tax payments, net of refunds, amounted to $10.1 million and $6.8 million for the six months ended July 2, 2023 and July 3, 2022, respectively.
See Note 8 entitled “Leases” for supplemental disclosures related to finance and operating leases.

NOTE 13 – INCOME TAXES
The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate (“AETR”) and records any changes affecting the estimated AETR in the interim period in which the change occurs, including discrete tax items.
During the six months ended July 2, 2023, the Company recorded a total income tax provision of $5.5 million on pre-tax income of $20.6 million resulting in an effective tax rate of 26.7%, as compared to a total income tax provision of $16.2 million on pre-tax income of $46.3 million resulting in an effective tax rate of 35.0% during the six months ended July 3, 2022. The decrease in the effective tax rate for the period ended July 2, 2023, as compared to the period ended July 3, 2022, was primarily due to favorable changes related to the cash surrender value of Company-owned life insurance, non-recurring non-deductible charges related to the closure of the Company’s manufacturing facility in Thailand incurred in the first half of 2022 and favorable changes related to foreign exchange movements. This decrease was partially offset by a non-recurring favorable change to unrecognized tax benefits in the period ended July 3, 2022, and an increase in the valuation allowance on interest carryforwards.
In the first six months of 2023, the Company increased its liability for unrecognized tax benefits by $0.5 million. As of July 2, 2023, the Company had accrued approximately $6.2 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of July 2, 2023, reflects a reduction for $2.8 million of these unrecognized tax benefits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, it is reasonably possible that approximately $1.2 million of unrecognized tax benefits may be recognized within the next 12 months, of which $0.4 million would result in a favorable impact to the effective tax rate.

NOTE 14 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCI”), before tax, to the consolidated condensed statements of operations during the three and six months ended July 2, 2023 and July 3, 2022 are reflected in the tables below:

		Three Months Ended
	Statement of Operations Location	July 2, 2023	July 3, 2022
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(393)	$(878)
Amortization of benefit plan net actuarial losses and prior service cost	Other (income) expense, net	(195)	(474)
Total loss reclassified from AOCI		$(588)	$(1,352)

		Six Months Ended
	Statement of Operations Location	July 2, 2023	July 3, 2022
		(in thousands)
Interest rate swap contracts loss	Interest expense	$(786)	$(1,771)
Amortization of benefit plan net actuarial losses and prior service cost	Other (income) expense, net	(387)	(970)
Total loss reclassified from AOCI		$(1,173)	$(2,741)

NOTE 15 – RESTRUCTURING AND OTHER CHARGES
Restructuring, asset impairment and other charges were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(in thousands)
Restructuring, asset impairment and other charges(1)	$(2,644)	$810	$(2,502)	$1,697
(1) Restructuring, asset impairment and other charges are attributable to the EAAA reportable segment.
2021 Restructuring Plan
On September 8, 2021, the Company committed to a new restructuring plan that continued to focus on efforts to improve efficiencies and decrease costs across its worldwide operations. The plan involved a reduction of approximately 188 employees and the closure of the Company’s manufacturing facility in Thailand at the end of the first quarter of 2022.
Expected charges and cumulative charges incurred to date under the 2021 restructuring plan are as follows:

	Workforce Reduction	Retention Bonuses	Asset Impairment and Other Related Charges	Total
	(in thousands)
Estimated expected charges(1)	$2,281	$474	$3,295	$6,050
Cumulative charges incurred to date(1)	2,281	474	3,295	6,050
(1) Charges are attributable to the EAAA reportable segment.
A summary of the restructuring reserve balance, recorded within accrued expenses in the consolidated condensed balance sheets, for the 2021 restructuring plan is presented below:

	Workforce Reduction	Retention Bonuses	Asset Impairment and Other Related Charges	Total
	(in thousands)
Balance, at January 1, 2023	$277	$179	$—	$456
Charged to expenses	23	(19)	174	178
Deductions	(300)	(160)	—	(460)
Charged to other accounts	—	—	(174)	(174)
Balance, at July 2, 2023	$—	$—	$—	$—
The Company recognized a gain of $2.7 million on the sale of the Thailand facility during the three months ended July 2, 2023. See Note 16 entitled “Assets Disposed” for additional information.
In addition, during the six months ended July 3, 2022, in conjunction with the closure of its Thailand facility, the Company recorded a write-down of inventory of $2.1 million within cost of sales in the consolidated condensed statements of operations.
The Company completed the 2021 restructuring plan in the second quarter of 2023, following the sale of the Thailand manufacturing facility, as described in Note 16 entitled “Assets Disposed,” and expects the plan to yield annualized savings of approximately $1.7 million. A portion of the annualized savings was realized on the consolidated condensed statements of operations in fiscal year 2022, with the remaining portion of the annualized savings expected to be realized in fiscal year 2023.

NOTE 16 – ASSETS DISPOSED
On September 8, 2021, the Company announced a restructuring plan that involved the closure of its manufacturing facility in Thailand and committed to a plan to sell the Thailand facility in connection with this restructuring plan. See Note 15 entitled “Restructuring and Other Charges” for additional information.
During the second quarter of 2023, the Company completed the sale of the Thailand manufacturing facility for a selling price of $6.6 million and recognized a gain of $2.7 million. The gain is recorded in restructuring, asset impairment and other charges in the consolidated condensed statements of operations and is attributable to the EAAA reportable segment.
The Company determined that the Thailand facility sale did not meet the criteria for classification as discontinued operations.

NOTE 17 – COMMITMENTS AND CONTINGENCIES
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
In the lawsuit by the former CEO, Mr. Gould filed a motion for reconsideration of the Court’s grant of summary judgment in favor of the Company on Mr. Gould’s breach of contract claim. On July 31, 2023, the Court denied that motion for reconsideration. Also on July 31, 2023, the Company filed a motion to dismiss without prejudice its counterclaim against Mr. Gould for breach of fiduciary duty. On August 2, 2023, the Court granted that motion to dismiss, resulting in a final judgment in the trial court, subject to possible appeal by Mr. Gould. The Company believes Mr. Gould’s lawsuit and any appeal therefrom is without merit and intends to defend vigorously against it.
In the putative class action, the Court preliminarily approved a settlement of the lawsuit for $7.5 million, and the Company’s insurers funded the settlement amount into escrow. As a result, in the second quarter of 2023, the Company reversed the $7.5 million asset and liability that were previously recorded in the first quarter of 2023. Putative class member proofs of claims are due by September 13, 2023, and the Court will hold a hearing on final approval of the settlement on September 18, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended July 2, 2023, or as of, July 2, 2023, and the comparable periods of 2022, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The six-month periods ended July 2, 2023 and July 3, 2022 both include 26 weeks. The three-month periods ended July 2, 2023 and July 3, 2022 both include 13 weeks.
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

Executive Overview
During the quarter ended July 2, 2023, we had consolidated net sales of $329.6 million, down 4.9% compared to $346.6 million in the second quarter last year, primarily due to decreased customer demand. Lower sales were primarily in the corporate office and retail market segments, partially offset by increases in the education market segment. Consolidated operating income was $28.9 million for the second quarter of 2023 compared to $34.5 million in the second quarter last year, primarily due to lower sales, lower manufacturing fixed cost absorption on lower manufacturing volumes, coupled with higher selling, general and administrative costs, partially offset by lower freight costs. Consolidated net income for the quarter ended July 2, 2023, was $15.8 million or $0.27 per share, compared to $16.8 million or $0.28 per share in the second quarter last year.
During the first six months of 2023, we had consolidated net sales of $625.4 million, down 1.5% compared to $634.6 million in the first six months of last year, primarily due to decreased customer demand. Lower sales were primarily in the retail, corporate office and healthcare market segments, partially offset by increases in the education market segment. Consolidated operating income was $38.4 million for the first six months of 2023, compared to $61.9 million in the same period last year. Inflationary pressures on raw materials and lower manufacturing fixed cost absorption on lower manufacturing volumes adversely impacted our gross profit margin in the current year period coupled with higher selling, general and administrative costs and lower sales. Consolidated net income for the six months ended July 2, 2023, was $15.1 million or $0.26 per share, compared to $30.1 million or $0.51 per share in the same period last year.
Cybersecurity Event
As previously disclosed in our current report on Form 8-K filed with the Commission on November 23, 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems on November 20, 2022 (the “Cyber Event”). Promptly, out of an abundance of caution, we shut down certain systems including shipping, inventory management and production systems and engaged forensic experts to evaluate the extent of the Cyber Event and its impact to our operations. We took steps to supplement existing security monitoring, including scanning and protective measures, and notified law enforcement. We substantially resumed our operations within two weeks following the occurrence of the Cyber Event.

During the first six months of 2023, we incurred approximately $0.9 million of additional expenses related to the investigation of the Cyber Event. These costs were primarily included in selling, general and administrative expenses in the consolidated condensed statement of operations. The investigation of the Cyber Event was substantially completed early in the third quarter of 2023. We have cyber risk insurance and anticipate that a portion of our costs and expenses related to the Cyber Event will ultimately be recovered by insurance. We expect to incur ongoing costs for enhanced data security against unauthorized access to, or manipulation of, our systems and data.
Impact of Macroeconomic Trends
The continued disruption in economic markets due to high inflation, increases in interest rates, the Russia/Ukraine war, a stabilizing but still challenging supply chain environment, a slow post COVID recovery in China, and significant financial pressures in the commercial office market globally, all pose challenges which may adversely affect our future performance. These impacts have increased our costs and adversely affected our gross profit margin. To mitigate these impacts, we plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and six-month periods ended July 2, 2023 and July 3, 2022:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1	66.3	66.8	64.8
Gross profit	33.9	33.7	33.2	35.2
Selling, general and administrative expenses	25.9	23.5	27.5	25.2
Restructuring, asset impairment and other charges	(0.8)	0.2	(0.4)	0.3
Operating income	8.8	10.0	6.1	9.7
Interest/Other expense, net	2.4	2.5	2.8	2.5
Income before income tax expense	6.4	7.5	3.3	7.2
Income tax expense	1.6	2.6	0.9	2.6
Net income	4.8%	4.9%	2.4%	4.6%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month and six-month periods ended July 2, 2023, and July 3, 2022:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 2, 2023	July 3, 2022		July 2, 2023	July 3, 2022
	(in thousands)			(in thousands)
Consolidated net sales	$329,582	$346,605	(4.9)%	$625,374	$634,607	(1.5)%
For the quarter ended July 2, 2023, consolidated net sales decreased $17.0 million (4.9%) versus the comparable period in 2022, primarily due to lower sales volume (approximately 10%) partially offset by higher prices (approximately 5%). Currency fluctuations had a negative impact on consolidated net sales of approximately $0.8 million (0.2%) for the second quarter of 2023, due primarily to the weakening of the Australian dollar, Chinese Renminbi and Canadian dollar against the U.S. dollar, partially offset by the strengthening of the Euro against the U.S. dollar. On a market segment basis, the sales decrease was primarily in the corporate office, retail, consumer residential and leisure market segments partially offset by increases in the education market segment.
For the six months ended July 2, 2023, consolidated net sales decreased $9.2 million (1.5%) versus the comparable period in 2022, primarily due to lower sales volume (approximately 5%) partially offset by higher prices (approximately 4%). Currency fluctuations had a negative impact on consolidated net sales of approximately $8.0 million (1.3%) for the first six months of 2023, due to the weakening of the Australian dollar, Euro, Chinese Renminbi, Canadian dollar and British Pound sterling against the U.S. dollar. On a market segment basis, the sales decrease was primarily in the retail, corporate office, healthcare and consumer residential market segments partially offset by increases in the education and public buildings market segments.

Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 2, 2023, and July 3, 2022:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 2, 2023	July 3, 2022		July 2, 2023	July 3, 2022
	(in thousands)			(in thousands)
Consolidated cost of sales	$217,796	$229,899	(5.3)%	$417,715	$411,102	1.6%
Consolidated selling, general and administrative expenses	85,522	81,371	5.1%	171,776	159,863	7.5%
Consolidated Cost of Sales
For the quarter ended July 2, 2023, consolidated cost of sales decreased $12.1 million (5.3%) compared to the second quarter of 2022, primarily due to lower sales and freight costs. Currency translation had a positive impact on consolidated cost of sales in the second quarter of 2023 and partially reduced our costs by approximately $0.6 million (0.3%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 66.1% for the second quarter of 2023 versus 66.3% for the second quarter of 2022.
For the six months ended July 2, 2023, consolidated cost of sales increased $6.6 million (1.6%) versus the comparable period in 2022, primarily due to inflationary pressures on raw material costs and lower manufacturing fixed cost absorption on lower manufacturing volumes that have adversely impacted our gross profit margin. Currency translation had a positive impact on consolidated cost of sales for the first six months of 2023 and partially reduced our costs by approximately $5.7 million (1.5%) compared to the same period last year. As a percentage of net sales, our cost of sales increased to 66.8% for the first six months of 2023 versus 64.8% for the first six months of 2022.
Consolidated Gross Profit
For the quarter ended July 2, 2023, gross profit, as a percentage of net sales, was 33.9% compared with 33.7% in the same period last year. The increase was primarily due to higher pricing and lower freight costs mostly offset by lower manufacturing fixed cost absorption as discussed above.
For the six months ended July 2, 2023, gross profit, as a percentage of net sales, was 33.2% compared with 35.2% in the same period last year. The decrease was primarily due to inflationary pressures on raw material costs and lower manufacturing fixed cost absorption as discussed above.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended July 2, 2023, consolidated SG&A expenses increased $4.2 million (5.1%) versus the comparable period in 2022. Currency fluctuations had no material impact on consolidated SG&A expenses in the second quarter of 2023 compared to the same period last year. SG&A expenses were higher for the second quarter of 2023 primarily due to (i) higher marketing expenses of approximately $1.5 million due to an increase in the cost of product samples, (ii) higher professional fees of approximately $1.0 million, (iii) higher severance costs of approximately $0.7 million driven by headcount reduction and cost saving initiatives, (iv) Cyber Event costs of approximately $0.4 million, and (v) the continuing impact of inflation. As a percentage of net sales, SG&A expenses increased to 25.9% for the second quarter of 2023 versus 23.5% for the second quarter of 2022.
For the six months ended July 2, 2023, consolidated SG&A expenses increased $11.9 million (7.5%) versus the comparable period in 2022. Currency translation had a positive impact on consolidated SG&A expenses for the first six months of 2023 of approximately $1.1 million (0.6%) compared to the same period last year. Compared with the same period last year, SG&A expenses in the first six months of 2023 included (i) $6.1 million of higher selling expenses due to sales and marketing initiatives, (ii) higher severance costs of approximately $3.0 million driven by headcount reductions as discussed above, (iii) Cyber Event costs of $0.9 million and (iv) the continuing impact of inflation. As a percentage of net sales, SG&A expenses increased to 27.5% for the first six months of 2023 versus 25.2% for the first six months of 2022.

Restructuring Activities
On September 8, 2021, the Company committed to a new restructuring plan that continued to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, involving the closure of the Company’s manufacturing facility in Thailand at the end of the first quarter of 2022. During the second quarter of 2023, the Company completed the sale of the Thailand manufacturing facility and recognized a gain of $2.7 million.
See Note 15 entitled “Restructuring and Other Charges” and Note 16 entitled “Assets Disposed” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest Expense
During the quarter ended July 2, 2023, interest expense was $8.3 million, an increase of $1.1 million from the comparable period in 2022, primarily due to higher interest rates on outstanding term loan borrowings under the Facility. For the six months ended July 2, 2023, interest expense was $16.8 million, an increase of $2.8 million from the comparable period in 2022, primarily due to higher interest rates as discussed above.
Segment Operating Results
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month and six-month periods ended July 2, 2023, and July 3, 2022:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 2, 2023	July 3, 2022		July 2, 2023	July 3, 2022
	(in thousands)			(in thousands)
AMS segment net sales	$201,281	$206,810	(2.7)%	$370,522	$363,319	2.0%
AMS segment AOI(1)	24,034	28,389	(15.3)%	35,303	49,527	(28.7)%
(1) Includes allocation of corporate SG&A expenses. Excludes Cyber Event costs, property casualty loss, and restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the second quarter of 2023, net sales in AMS decreased 2.7% versus the comparable period in 2022, primarily due to lower sales in the retail, hospitality, and consumer residential market segments partially offset by increases in the education, corporate office and healthcare market segments. Higher selling prices partially offset a decrease in sales volume in the current quarter.
During the first six months of 2023, net sales in AMS increased 2.0% versus the comparable period in 2022, primarily due to higher prices. The sales increase was primarily in the corporate office, education, healthcare and residential living market segments partially offset by decreases in the retail and consumer residential market segments.
AOI in AMS decreased 15.3% during the second quarter of 2023 compared to the prior year period, primarily due to lower sales and lower manufacturing fixed cost absorption on lower manufacturing production volumes in the current period. AMS SG&A expenses as a percentage of net sales in the second quarter of 2023 increased approximately 1.1% due primarily to higher marketing expenses and inflation, which also contributed to the decrease in AOI for the current quarter. As a percentage of net sales, AOI decreased to 11.9% during the second quarter of 2023 compared to 13.7% in the same period last year.
AOI in AMS decreased 28.7% during the first six months of 2023 compared to the prior year period, primarily due to higher raw material costs as a result of inflation and lower manufacturing fixed cost absorption in the current period. AMS SG&A expenses as a percentage of net sales for the first six months of 2023 increased approximately 1.2%, which contributed to the decrease in AOI for the first six months of 2023. As a percentage of net sales, AOI decreased to 9.5% during the first six months of 2023 compared to 13.6% in the same period last year.

EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month and six-month periods ended July 2, 2023, and July 3, 2022:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 2, 2023	July 3, 2022		July 2, 2023	July 3, 2022
	(in thousands)			(in thousands)
EAAA segment net sales	$128,301	$139,795	(8.2)%	$254,852	$271,288	(6.1)%
EAAA segment AOI(1)	3,827	10,131	(62.2)%	7,756	19,635	(60.5)%
(1) Includes allocation of corporate SG&A expenses. Excludes purchase accounting amortization, Cyber Event costs, Thailand plant closure inventory write-down, and restructuring, asset impairment, severance and other costs. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the second quarter of 2023, net sales in EAAA decreased 8.2% versus the comparable period in 2022. Slower economic recovery and decreased customer demand in Asia resulted in approximately 35% lower net sales in Asia during the current quarter compared to the same period last year. Higher prices partially offset lower EAAA sales volume. Currency fluctuations had no material impact to EAAA sales for the second quarter of 2023 compared to the same period last year. On a market segment basis, the EAAA sales decrease was primarily in the corporate office and healthcare market segments.
During the first six months of 2023, net sales in EAAA decreased 6.1% versus the comparable period in 2022, primarily due to lower sales volume in Asia as discussed above. Higher prices partially offset lower EAAA sales volume. Currency fluctuations had a negative impact on EAAA sales of approximately $6.4 million (2.3%) for the first six months of 2023 compared to the same period last year due to the weakening of the Australian dollar, Euro, Chinese Renminbi and British Pound sterling against the U.S. dollar. On a market segment basis, the EAAA sales decrease was primarily in the corporate office, healthcare and retail market segments.
AOI in EAAA decreased 62.2% during the second quarter of 2023 versus the comparable period in 2022 primarily due to the impact of lower sales volume, higher raw material costs as a result of inflation and lower manufacturing fixed cost absorption on lower manufacturing production volumes. Currency fluctuations had no material impact to EAAA AOI for the second quarter of 2023 compared to the same period last year. As a percentage of net sales, AOI decreased to 3.0% during the second quarter of 2023 compared to 7.2% in the same period last year.
AOI in EAAA decreased 60.5% during the first six months of 2023 versus the comparable period in 2022, primarily due to the factors discussed above for the second quarter period. Currency fluctuations had a negative impact on AOI of approximately $0.9 million (2.6%) for the first six months of 2023 compared to the same period in 2022. As a percentage of net sales, AOI decreased to 3.0% during the first six months of 2023 compared to 7.2% in the same period last year.

Financial Condition, Liquidity and Capital Resources
General
At July 2, 2023, the Company had $92.9 million in cash. At that date, the Company had $174.1 million in term loan borrowings, $7.0 million in revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Facility, and we had $300.0 million of Senior Notes outstanding. As of July 2, 2023, we had additional borrowing capacity of $291.4 million under the Facility. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $142 million and $283 million for the three-month and six-month periods ended July 2, 2023, respectively, and net sales for the non-guarantor subsidiaries were approximately $152 million and $296 million for the three-month and six-month periods ended July 3, 2022, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $140 million as of July 2, 2023. Included in this $140 million is $102 million of indebtedness from the non-guarantor subsidiaries to guarantor subsidiaries as of July 2, 2023. Total indebtedness of non-guarantor subsidiaries was approximately $43 million as of January 1, 2023. There was no indebtedness from non-guarantor subsidiaries to guarantor subsidiaries as of January 1, 2023.
Balance Sheet
Accounts receivable, net, were $166.3 million at July 2, 2023, compared to $182.8 million at January 1, 2023. The decrease of $16.5 million was primarily due to customer collections in the first six months of 2023, including the impact of delays in customer billings from the Cyber Event, in which the due dates for those delayed billings were pushed from the fourth quarter of 2022 to the first quarter of 2023.
Inventories, net, were $288.2 million at July 2, 2023, compared to $306.3 million at January 1, 2023. The decrease of $18.1 million was primarily due to lower manufacturing volume and lower freight costs.
Analysis of Cash Flows
The following table presents a summary of cash flows for the six-month periods ended July 2, 2023 and July 3, 2022, respectively:

	Six Months Ended
	July 2, 2023	July 3, 2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$47,924	$(12,708)
Investing activities	(4,738)	(9,127)
Financing activities	(49,063)	21,518
Effect of exchange rate changes on cash	1,248	(5,282)
Net change in cash and cash equivalents	(4,629)	(5,599)
Cash and cash equivalents at beginning of period	97,564	97,252
Cash and cash equivalents at end of period	$92,935	$91,653
Cash provided by operating activities was $47.9 million for the six months ended July 2, 2023, compared with $12.7 million of cash used in operating activities in the prior year comparable period. The increase in operating cash flows was primarily due to a greater source of cash from working capital during the first six months of 2023. Specifically, customer collections in the first six months of 2023 contributed to a decrease in accounts receivable, primarily attributable to delays in customer billings from the Cyber Event, in which the due dates for those delayed billings were pushed from the fourth quarter of 2022 to the first quarter of 2023. The 2022 six-month period also included a greater use of cash for working capital attributable to an increase in inventories compared with the six months ended July 2, 2023.

Cash used in investing activities was $4.7 million for the six months ended July 2, 2023, which represents a decrease of $4.4 million from the prior year period. The decreased use of cash from the comparable prior year period was primarily attributable to proceeds of approximately $6.6 million from the sale of the Company’s Thailand manufacturing facility in the second quarter of 2023, partially offset by higher capital expenditures due to increased capital investment.
Cash used in financing activities was $49.1 million for the six months ended July 2, 2023, compared with $21.5 million of cash provided by financing activities in the prior year comparable period. The increased use of cash from the comparable period was primarily due to higher repayments of term loan and revolving loan borrowings in 2023 as a result of cash generated from operating activities as described above. The prior year comparable period also includes repurchases of the Company’s common stock that did not occur in 2023, which partially offset the increased use of cash for financing activities.
Outlook
We anticipate that net sales will potentially be flat, but more likely down in the third quarter of fiscal year 2023 compared with the third quarter of fiscal 2022. We are also anticipating decreases in the cost of raw materials and freight offset by continued lower manufacturing fixed cost absorption versus the comparable prior year period. As a result of these impacts, we are anticipating improvement in gross profit margin percentage in the third quarter of fiscal year 2023 compared to the comparable prior year period. We are also anticipating higher selling, general, and administrative costs in the third quarter of fiscal year 2023 versus the comparable prior year period primarily due to inflation.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors — including raw material availability and cost, demand for our products, and the timing of accounts receivable collections and the timing of payments for accounts payable and accrued liabilities.
Backlog
As of July 23, 2023, the consolidated backlog of unshipped orders was approximately $214.7 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, backlog was approximately $197.4 million as of February 5, 2023. The increase in the backlog is due to the impact of delays and timing of construction projects and flooring installations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the six months ended July 2, 2023, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of July 2, 2023, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $10.6 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $11.2 million.
As of July 2, 2023, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.8 million or an increase in the fair value of our financial instruments of $11.9 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. The disclosures set forth in Note 17 of Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended January 1, 2023 are incorporated by reference herein.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended July 2, 2023:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 3 – April 30, 2023(3)	39,960	$7.92	—	$82,828,595
May 1 – May 28, 2023	—	—	—	82,828,595
May 29 – July 2, 2023(3)	490	6.93	—	82,828,595
Total	40,450	$7.91	—
(1) The monthly periods identified above correspond to the Company’s fiscal second quarter of 2023, which commenced April 3, 2023 and ended July 2, 2023.
(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date. There were no shares repurchased pursuant to this program during the Company’s fiscal second quarter of 2023.
(3) Comprised of shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended July 2, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 2, 2023, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 8, 2023	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)