Form 10-Q
period 2023-10-01
INTERFACE INC
filed 2023-11-07
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 1, 2023

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
Number of shares outstanding of each of the registrant’s classes of common stock, as of November 2, 2023:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,106,975

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	OCTOBER 1, 2023	JANUARY 1, 2023
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$119,633	$97,564
Accounts receivable, net	143,884	182,807
Inventories, net	289,320	306,327
Prepaid expenses and other current assets	33,003	30,339
Total current assets	585,840	617,037
Property, plant and equipment, net	282,401	297,976
Operating lease right-of-use assets	75,604	81,644
Deferred tax asset	16,263	17,767
Goodwill and intangibles, net	156,487	162,195
Other assets	85,046	89,884

Total assets	$1,201,641	$1,266,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,602	$78,264
Accrued expenses	115,266	120,138
Current portion of operating lease liabilities	10,829	11,857
Current portion of long-term debt	8,492	10,211
Total current liabilities	210,189	220,470
Long-term debt	435,899	510,003
Operating lease liabilities	67,554	72,305
Deferred income taxes	37,052	38,662
Other long-term liabilities	63,383	63,526

Total liabilities	814,077	904,966

Commitments and contingencies

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at October 1, 2023 and January 1, 2023	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,107 and 58,106 shares issued and outstanding at October 1, 2023 and January 1, 2023, respectively	5,811	5,811
Additional paid-in capital	249,979	244,159
Retained earnings	301,859	278,639
Accumulated other comprehensive loss – foreign currency translation	(141,660)	(138,775)
Accumulated other comprehensive loss – cash flow hedge	—	(749)
Accumulated other comprehensive loss – pension liability	(28,425)	(27,548)

Total shareholders’ equity	387,564	361,537

Total liabilities and shareholders’ equity	$1,201,641	$1,266,503
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1, 2023	OCTOBER 2, 2022	OCTOBER 1, 2023	OCTOBER 2, 2022
Net sales	$311,006	$327,757	$936,380	$962,364
Cost of sales	200,748	218,972	618,463	630,074
Gross profit	110,258	108,785	317,917	332,290

Selling, general and administrative expenses	79,273	80,848	251,049	240,711
Restructuring, asset impairment, other (gains) and charges	—	(105)	(2,502)	1,592
Operating income	30,985	28,042	69,370	89,987

Interest expense	8,163	7,747	24,986	21,787
Other expense, net	6,702	124	7,674	1,688

Income before income tax expense	16,120	20,171	36,710	66,512
Income tax expense	6,241	6,106	11,748	22,336

Net income	$9,879	$14,065	$24,962	$44,176

Earnings per share – basic	$0.17	$0.24	$0.43	$0.75
Earnings per share – diluted	$0.17	$0.24	$0.43	$0.75

Common shares outstanding – basic	58,107	58,681	58,087	59,099
Common shares outstanding – diluted	58,342	58,681	58,233	59,099
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 1, 2023	OCTOBER 2, 2022	OCTOBER 1, 2023	OCTOBER 2, 2022
Net income	$9,879	$14,065	$24,962	$44,176
Other comprehensive loss, after tax:
Foreign currency translation adjustment	(9,176)	(36,800)	(2,885)	(86,654)
Reclassification from accumulated other comprehensive loss – discontinued cash flow hedge	150	492	749	1,673
Pension liability adjustment	202	3,393	(877)	8,774
Other comprehensive loss	(8,824)	(32,915)	(3,013)	(76,207)

Comprehensive income (loss)	$1,055	$(18,850)	$21,949	$(32,031)
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	NINE MONTHS ENDED
	OCTOBER 1, 2023	OCTOBER 2, 2022
OPERATING ACTIVITIES:
Net income	$24,962	$44,176
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,591	30,661
Share-based compensation expense	7,334	6,679
Gain on disposal of property, plant and equipment, net	(2,531)	—
Loss on foreign subsidiary liquidation	6,221	—
Deferred income taxes and other	(671)	13,616
Amortization of acquired intangible assets	3,886	3,817
Working capital changes:
Accounts receivable	37,396	(8,860)
Inventories	14,135	(71,487)
Prepaid expenses and other current assets	(2,842)	2,321
Accounts payable and accrued expenses	(4,264)	(6,040)

Cash provided by operating activities	114,217	14,883

INVESTING ACTIVITIES:
Capital expenditures	(17,238)	(13,314)
Proceeds from sale of property, plant and equipment	6,593	—

Cash used in investing activities	(10,645)	(13,314)

FINANCING ACTIVITIES:
Repayments of long-term debt	(149,738)	(151,662)
Borrowing of long-term debt	74,000	159,363
Tax withholding payments for share-based compensation	(1,514)	(398)
Repurchase of common stock	—	(14,451)
Dividends paid	(1,742)	(1,773)
Finance lease payments	(1,853)	(1,535)

Cash used in financing activities	(80,847)	(10,456)

Net cash provided by (used in) operating, investing and financing activities	22,725	(8,887)
Effect of exchange rate changes on cash	(656)	(8,916)

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	22,069	(17,803)
Balance, beginning of period	97,564	97,252

Balance, end of period	$119,633	$79,449
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
The nine-month periods ended October 1, 2023 and October 2, 2022, both include 39 weeks. The three-month periods ended October 1, 2023 and October 2, 2022, both include 13 weeks.
Risks and Uncertainties
Global economic challenges, including the impacts of the Russia-Ukraine and Israel-Hamas wars, inflation and supply chain disruptions could cause economic uncertainty and volatility. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein. In connection with the Cyber Event discussed below, security breaches may expose us to fines and other liabilities to the extent sensitive data stored in our IT systems, including data related to customers, suppliers or employees, are misappropriated. These uncertainties could result in a future material adverse effect to the amounts reported within the Company’s consolidated condensed financial statements if actual results differ from these estimates.
Cybersecurity Event
On November 20, 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems (the “Cyber Event”). In response to this Cyber Event, we notified law enforcement and took steps to supplement existing security monitoring, including scanning and protective measures. The investigation of the Cyber Event was substantially completed early in the third quarter of 2023.
Recently Adopted Accounting Pronouncements
In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), Compensation — Stock Compensation (Topic 718).” This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Accounting Bulletin (“SAB”) number 120. The ASU provides clarifying guidance related to employee and non-employee share-based payment accounting, including guidance related to spring-loaded awards. ASU 2023-03 is effective upon issuance. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This ASU clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The ASU also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption is permitted. The Company adopted this standard on April 2, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION
The Company generates revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material and from the installation of carpet and other flooring-related material. A summary of these revenue streams, as a percentage of net sales, for the three and nine months ended October 1, 2023 and October 2, 2022 is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Revenue from the sale of flooring material	98%	96%	98%	97%
Revenue from installation of flooring material	2%	4%	2%	3%

Disaggregation of Revenue
For the three and nine months ended October 1, 2023 and October 2, 2022, revenue from the Company’s customers is broken down by geography as follows:

	Three Months Ended		Nine Months Ended
Geography	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Americas	57.3%	59.4%	58.6%	57.9%
Europe	30.3%	28.2%	30.0%	29.3%
Asia-Pacific	12.4%	12.4%	11.4%	12.8%
Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 11 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	October 1, 2023	January 1, 2023
	(in thousands)
Finished goods	$207,885	$209,478
Work-in-process	19,103	15,463
Raw materials	62,332	81,386
Inventories, net	$289,320	$306,327

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

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands, except per share data)
Numerator:
Net income	$9,879	$14,065	$24,962	$44,176
Less: distributed and undistributed earnings available to participating securities	(117)	(246)	(327)	(716)
Distributed and undistributed earnings available to common shareholders	$9,762	$13,819	$24,635	$43,460

Denominator:
Weighted average shares outstanding	57,420	57,656	57,326	58,139
Participating securities	687	1,025	761	960
Shares for basic EPS	58,107	58,681	58,087	59,099
Dilutive effect of non-participating securities	235	—	146	—
Shares for diluted EPS	58,342	58,681	58,233	59,099

Basic EPS	$0.17	$0.24	$0.43	$0.75
Diluted EPS	$0.17	$0.24	$0.43	$0.75
For both the three and nine months ended October 1, 2023, 855,785 non-participating securities that could potentially dilute basic EPS in the future, consisting of restricted share units and performance shares, were excluded from the computation of diluted EPS as these securities would have been antidilutive for the respective periods.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	October 1, 2023		January 1, 2023
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$5,895	7.33%	$24,250	5.29%
Term loan borrowings	143,361	6.63%	202,082	5.84%
Total borrowings under Syndicated Credit Facility	149,256	6.66%	226,332	5.78%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	449,256		526,332
Less: Unamortized debt issuance costs	(4,865)		(6,118)

Total debt, net	444,391		520,214
Less: Current portion of long-term debt	(8,492)		(10,211)

Total long-term debt, net	$435,899		$510,003
(1) Represents the weighted average rate of interest for borrowings under the Syndicated Credit Facility and the stated rate of interest for the 5.50% Senior Notes due 2028, without the effect of debt issuance costs.
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
As of both October 1, 2023 and January 1, 2023, the Company had $1.6 million in letters of credit outstanding under the Facility.
As of both October 1, 2023 and January 1, 2023, the carrying value of the Company’s borrowings under the Facility approximated its fair value as the Facility bears interest rates that are similar to existing market rates. The fair value of borrowings under the Facility is estimated using observable market rates and is considered Level 2 within the fair value hierarchy.
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

As of October 1, 2023, the estimated fair value of the Senior Notes was $258.8 million, compared with a carrying value recorded in the Company’s consolidated condensed balance sheet of $296.3 million ($300.0 million excluding $3.7 million of unamortized debt issuance costs). The fair value of the Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy.
The Company is in compliance with all covenants under the indenture governing the Senior Notes and anticipates that it will remain in compliance with the covenants for the foreseeable future.
Debt Issuance Costs
Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of October 1, 2023 and January 1, 2023, the unamortized debt issuance costs recorded as a reduction of long-term debt were $4.9 million and $6.1 million, respectively.
Debt issuance costs related to the issuance of revolving debt, which include underwriting, legal and other direct costs, net of accumulated amortization, were $1.5 million and $1.8 million as of October 1, 2023 and January 1, 2023, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.

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
As of October 1, 2023, all amounts related to the terminated interest rate swaps have been recognized in the consolidated condensed statements of operations, and there was no remaining balance in accumulated other comprehensive loss associated with the terminated interest rate swaps. As of January 1, 2023, the remaining accumulated other comprehensive loss associated with the terminated interest rate swaps to be amortized to earnings over the remaining term of the interest rate swaps prior to termination, before tax, was $1.0 million.

NOTE 7 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the nine months ended October 1, 2023 and October 2, 2022:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands, except per share data)
Balance, at January 1, 2023	58,106	$5,811	$244,159	$278,639	$(27,548)	$(138,775)	$(749)
Net loss	—	—	—	(714)	—	—	—
Issuances of stock related to performance shares	79	8	(8)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(580)	—	—	—
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(132)	(14)	1,850	—	—	—	—
Pension liability adjustment	—	—	—	—	(279)	—	—
Foreign currency translation adjustment	—	—	—	—	—	4,930	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	299
Balance, at April 2, 2023	58,053	$5,805	$246,001	$277,345	$(27,827)	$(133,845)	$(450)
Net income	—	—	—	15,797	—	—	—
Issuances of stock related to restricted share units and performance shares	5	1	(1)	—	—	—	—
Restricted stock issuances	102	10	697	—	—	—	—
Unrecognized compensation expense related to restricted stock awards	—	—	(708)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(581)	—	—	—
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(48)	(5)	1,808	—	—	—	—
Pension liability adjustment	—	—	—	—	(800)	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,361	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	300
Balance, at July 2, 2023	58,112	$5,811	$247,797	$292,561	$(28,627)	$(132,484)	$(150)
Net income	—	—	—	9,879	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(581)	—	—	—
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(5)	—	2,182	—	—	—	—
Pension liability adjustment	—	—	—	—	202	—	—
Foreign currency translation adjustment	—	—	—	—	—	(9,176)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	150
Balance, at October 1, 2023	58,107	$5,811	$249,979	$301,859	$(28,425)	$(141,660)	$—

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE
	(in thousands, except per share data)
Balance, at January 2, 2022	59,055	$5,905	$253,110	$261,434	$(53,888)	$(100,441)	$(2,722)
Net income	—	—	—	13,293	—	—	—
Restricted stock issuances	303	30	3,966	—	—	—	—
Unrecognized compensation expense related to restricted stock awards	—	—	(3,996)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(592)	—	—	—
Compensation expense related to share-based plans, net of shares received for tax withholdings	(30)	(2)	1,787	—	—	—	—
Pension liability adjustment	—	—	—	—	1,539	—	—
Foreign currency translation adjustment	—	—	—	—	—	(13,184)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	641
Balance, at April 3, 2022	59,328	$5,933	$254,867	$274,135	$(52,349)	$(113,625)	$(2,081)
Net income	—	—	—	16,818	—	—	—
Restricted stock issuances	198	20	2,533	—	—	—	—
Unrecognized compensation expense related to restricted stock awards	—	—	(2,553)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(595)	—	—	—
Compensation expense related to share-based plans, net of forfeitures	(14)	(1)	2,145	—	—	—	—
Share repurchases	(415)	(42)	(5,540)	—	—	—	—
Pension liability adjustment	—	—	—	—	3,842	—	—
Foreign currency translation adjustment	—	—	—	—	—	(36,670)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	540
Balance, at July 3, 2022	59,097	$5,910	$251,452	$290,358	$(48,507)	$(150,295)	$(1,541)
Net income	—	—	—	14,065	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(586)	—	—	—
Compensation expense related to share-based plans, net of forfeitures	(16)	(2)	2,353	—	—	—	—
Share repurchases	(711)	(71)	(8,798)	—	—	—	—
Pension liability adjustment	—	—	—	—	3,393	—	—
Foreign currency translation adjustment	—	—	—	—	—	(36,800)	—
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	492
Balance, at October 2, 2022	58,370	$5,837	$245,007	$303,837	$(45,114)	$(187,095)	$(1,049)

Repurchase of Common Stock
In the second quarter of 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. No shares of common stock were repurchased during the nine months ended October 1, 2023. During the nine months ended October 2, 2022, the Company repurchased 1,126,176 shares of common stock at a weighted average price of $12.83 per share pursuant to this program.
Restricted Stock Awards
During the nine months ended October 1, 2023, the Company granted restricted stock awards for 102,300 shares of common stock. Awards of restricted stock (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company or upon involuntary termination without cause. For certain restricted stock awards with a graded vesting schedule, the Company has elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.
Compensation expense related to restricted stock grants was $3.4 million and $4.0 million for the nine months ended October 1, 2023 and October 2, 2022, respectively. The Company has reduced its expense for any restricted stock forfeited during the period.
The following table summarizes restricted stock outstanding as of October 1, 2023, as well as activity during the nine months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	1,006,400	$13.91
Granted	102,300	6.92
Vested	(405,100)	14.43
Forfeited or canceled	(16,800)	13.60
Outstanding at October 1, 2023	686,800	$12.56
As of October 1, 2023, the unrecognized total compensation cost related to unvested restricted stock was $2.8 million. That cost is expected to be recognized by the first quarter of 2025.
Restricted Share Unit Awards
During the nine months ended October 1, 2023, the Company granted awards for 596,200 restricted share units to certain employees pursuant to the Company’s 2020 Omnibus Stock Incentive Plan. Each restricted share unit represents one share of the Company’s common stock to be issued to the award recipient once the vesting criteria have been satisfied. Awards of restricted share units have a graded vesting schedule over a two to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of each vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, upon involuntary termination without cause, or upon retirement provided certain eligibility criteria are met.
The Company recognizes expense related to restricted share unit grants based on the grant date fair value of the units awarded, as determined by the market price of the Company’s common stock at date of grant. The expense is captured in selling, general and administrative expenses in the consolidated condensed statements of operations, which is consistent with the classification of expense for other share-based awards. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award for awards with a graded vesting schedule.
Compensation expense related to the restricted share units was $1.5 million for the nine months ended October 1, 2023. The Company reduces its expense for any restricted share units forfeited during the period. Grants of restricted share units are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The following table summarizes restricted share units outstanding as of October 1, 2023, as well as activity during the nine months then ended:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	—	$—
Granted	596,200	10.36
Vested	(2,100)	10.80
Forfeited or canceled	(10,700)	10.80
Outstanding at October 1, 2023	583,400	$10.35
As of October 1, 2023, the unrecognized total compensation cost related to unvested restricted share units was $4.6 million. That cost is expected to be recognized by the end of 2026.
Performance Share Awards
During the nine months ended October 1, 2023, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to (among other things) the employee’s continued employment through the last date of the performance period, and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The Company evaluates the probability of achieving the performance-based goals as of the end of each reporting period and adjusts compensation expense based on this assessment.
The following table summarizes the performance shares outstanding as of October 1, 2023, as well as the activity during the nine months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	923,600	$13.91
Granted	467,500	10.79
Vested	(82,300)	15.11
Forfeited or canceled	(193,800)	14.79
Outstanding at October 1, 2023	1,115,000	$12.36
Compensation expense related to the performance shares was $2.4 million and $2.7 million for the nine months ended October 1, 2023 and October 2, 2022, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $7.3 million as of October 1, 2023. Depending on the performance of the Company, any compensation expense related to these outstanding performance shares will be recognized by the first quarter of 2026.
The tax benefit recognized with respect to restricted stock, restricted share units and performance shares was approximately $0.7 million for the nine months ended October 1, 2023.

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
As of October 1, 2023, there were no significant leases that had not commenced.
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of October 1, 2023 and January 1, 2023:

	October 1, 2023		January 1, 2023
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$75,604		$81,644

Current portion of operating lease liabilities	$10,829		$11,857
Operating lease liabilities	67,554		72,305
Total operating lease liabilities	$78,383		$84,162

Property, plant and equipment, net		$6,406		$5,845

Accrued expenses		$2,256		$2,101
Other long-term liabilities		4,534		4,138
Total finance lease liabilities		$6,790		$6,239
Lease Costs

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$696	$581	$2,056	$1,636
Interest on lease liabilities	79	45	224	115
Operating lease cost	4,740	4,743	14,141	14,310
Short-term lease cost	187	204	934	642
Variable lease cost	583	614	1,924	2,012
Total lease cost	$6,285	$6,187	$19,279	$18,715

Other Supplemental Information

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$60	$35	$167	$88
Operating cash flows from operating leases	4,130	4,406	12,771	13,854
Financing cash flows from finance leases	545	525	1,853	1,535
Right-of-use assets obtained in exchange for new finance lease liabilities	1,414	182	2,450	2,525
Right-of-use assets obtained (adjusted) in exchange for new (remeasured) operating lease liabilities	236	(734)	4,199	6,089
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of October 1, 2023 and January 1, 2023:

	October 1, 2023	January 1, 2023
Weighted-average remaining lease term – finance leases (in years)	3.76	3.82
Weighted-average remaining lease term – operating leases (in years)	8.77	9.29
Weighted-average discount rate – finance leases	5.16%	3.79%
Weighted-average discount rate – operating leases	5.99%	5.89%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2023 (excluding the nine months ended October 1, 2023)	$2,733	$569
2024	14,999	2,518
2025	13,069	1,733
2026	12,767	1,202
2027	10,246	868
Thereafter	48,882	662
Total future minimum lease payments (undiscounted)	102,696	7,552
Less: Present value discount	(24,313)	(762)
Total lease liability	$78,383	$6,790

NOTE 9 – EMPLOYEE BENEFIT PLANS
During the three and nine months ended October 1, 2023, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.7 million and $2.0 million, respectively. During the three and nine months ended October 2, 2022, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.5 million and $1.8 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and nine months ended October 1, 2023 and October 2, 2022:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plans (Europe)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Interest cost	$1,791	$801	$5,304	$2,574
Expected return on plan assets	(2,030)	(924)	(6,009)	(2,973)
Amortization of prior service cost	30	27	89	89
Amortization of net actuarial losses	229	240	680	771
Net periodic benefit cost	$20	$144	$64	$461

	Three Months Ended		Nine Months Ended
Salary Continuation Plan	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Interest cost	$284	$193	$851	$579
Amortization of net actuarial losses	49	139	146	418
Net periodic benefit cost	$333	$332	$997	$997

	Three Months Ended		Nine Months Ended
nora Defined Benefit Plan	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Service cost	$116	$200	$345	$636
Interest cost	275	98	822	313
Amortization of net actuarial (gains) losses	(110)	44	(330)	142
Net periodic benefit cost	$281	$342	$837	$1,091
In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense, net, in the consolidated condensed statements of operations.

NOTE 10 – GOODWILL AND INTANGIBLE ASSETS
The ending balance and the change in the carrying amount of goodwill for the nine months ended October 1, 2023, are as follows:

Goodwill(1)
(in thousands)
Balance, at January 1, 2023	$102,417
Foreign currency translation(2)	(1,193)
Balance, at October 1, 2023	$101,224
(1) The goodwill balance is allocated entirely to the AMS reportable segment. All goodwill allocated to the EAAA reportable segment was previously written off as a result of impairment charges.
(2) A portion of the goodwill balance is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.
The net carrying value of intangible assets other than goodwill was $55.3 million and $59.8 million at October 1, 2023 and January 1, 2023, respectively.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”), which includes allocations of corporate selling, general and administrative expenses. AOI excludes nora purchase accounting amortization, Thailand plant closure inventory write-down, Cyber Event impact, and restructuring, asset impairment, severance, and other, net. Intersegment revenues for the three and nine months ended October 1, 2023, were $25.0 million and $72.3 million, respectively, and intersegment revenues for the three and nine months ended October 2, 2022, were $19.7 million and $56.4 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
Segment information for the three and nine months ended October 1, 2023 and October 2, 2022, is presented in the following table:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Net sales
AMS	$178,194	$194,449	$548,716	$557,768
EAAA	132,812	133,308	387,664	404,596
Total net sales	$311,006	$327,757	$936,380	$962,364

Segment AOI
AMS	$23,318	$24,975	$58,621	$74,502
EAAA	9,049	6,273	16,805	25,908

Depreciation and amortization
AMS	$4,640	$4,344	$13,457	$12,585
EAAA	5,805	5,481	17,134	18,076
Total depreciation and amortization	$10,445	$9,825	$30,591	$30,661

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	October 1, 2023	January 1, 2023
	(in thousands)
Assets
AMS	$587,424	$588,110
EAAA	637,825	652,921
Total segment assets	1,225,249	1,241,031
Corporate assets	101,224	110,495
Eliminations	(124,832)	(85,023)
Total reported assets	$1,201,641	$1,266,503
Reconciliations of operating income to income before income tax expense and segment AOI are presented as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
AMS operating income	$23,530	$24,955	$56,997	$74,618
EAAA operating income	7,455	3,087	12,373	15,369
Consolidated operating income	30,985	28,042	69,370	89,987
Interest expense	8,163	7,747	24,986	21,787
Other expense, net	6,702	124	7,674	1,688
Income before income tax expense	$16,120	$20,171	$36,710	$66,512

	Three Months Ended October 1, 2023		Three Months Ended October 2, 2022
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$23,530	$7,455	$24,955	$3,087
Purchase accounting amortization	—	1,302	—	1,204
Thailand plant closure inventory write-down	—	—	—	477
Cyber Event impact	62	42	—	—
Restructuring, asset impairment, severance, and other, net	(274)	250	20	1,505
AOI	$23,318	$9,049	$24,975	$6,273

	Nine Months Ended October 1, 2023		Nine Months Ended October 2, 2022
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$56,997	$12,373	$74,618	$15,369
Purchase accounting amortization	—	3,886	—	3,817
Thailand plant closure inventory write-down	—	—	—	2,530
Cyber Event impact	554	415	—	—
Restructuring, asset impairment, severance, and other, net	1,070	131	(116)	4,192
AOI	$58,621	$16,805	$74,502	$25,908

NOTE 12 – SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest amounted to $17.6 million and $13.7 million for the nine months ended October 1, 2023 and October 2, 2022, respectively. Income tax payments, net of refunds, amounted to $17.6 million and $11.5 million for the nine months ended October 1, 2023 and October 2, 2022, respectively.
See Note 8 entitled “Leases” for supplemental disclosures related to finance and operating leases.

NOTE 13 – INCOME TAXES
The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate (“AETR”) and records any changes affecting the estimated AETR in the interim period in which the change occurs, including discrete tax items.
During the nine months ended October 1, 2023, the Company recorded a total income tax provision of $11.7 million on pre-tax income of $36.7 million resulting in an effective tax rate of 32.0%, as compared to a total income tax provision of $22.3 million on pre-tax income of $66.5 million resulting in an effective tax rate of 33.6% during the nine months ended October 2, 2022. The decrease in the effective tax rate for the period ended October 1, 2023, as compared to the period ended October 2, 2022, was primarily due to favorable changes related to the cash surrender value of Company-owned life insurance, non-recurring non-deductible charges related to the closure of the Company’s manufacturing facility in Thailand incurred in the first nine months of 2022, and favorable changes related to foreign exchange movements. This decrease was partially offset by a non-recurring favorable change to unrecognized tax benefits in the period ended October 2, 2022, non-deductible charges related to the substantial liquidation of subsidiaries in Brazil and Russia in the period ended October 1, 2023, and an increase in the valuation allowance on interest carryforwards.
In the first nine months of 2023, the Company decreased its liability for unrecognized tax benefits by $0.3 million. As of October 1, 2023, the Company had accrued approximately $5.4 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of October 1, 2023, reflects a reduction for $2.8 million of these unrecognized tax benefits.
Unrecognized tax benefits are reviewed on an ongoing basis and are adjusted for changing facts and circumstances, including the progress of tax audits and the closing of statutes of limitations. Based on information currently available, it is reasonably possible that approximately $0.5 million of unrecognized tax benefits may be recognized within the next 12 months, of which $0.5 million would result in a favorable impact to the effective tax rate.

NOTE 14 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCI”), before tax, to the consolidated condensed statements of operations during the three and nine months ended October 1, 2023 and October 2, 2022, are reflected in the tables below:

		Three Months Ended
	Statement of Operations Location	October 1, 2023	October 2, 2022
		(in thousands)
Loss on foreign subsidiary liquidation(1)	Other expense, net	$(6,221)	$—
Interest rate swap contracts loss	Interest expense	(196)	(645)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	(198)	(450)
Total loss reclassified from AOCI		$(6,615)	$(1,095)

		Nine Months Ended
	Statement of Operations Location	October 1, 2023	October 2, 2022
		(in thousands)
Loss on foreign subsidiary liquidation(1)	Other expense, net	$(6,221)	$—
Interest rate swap contracts loss	Interest expense	(982)	(2,416)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	(585)	(1,420)
Total loss reclassified from AOCI		$(7,788)	$(3,836)
(1) The Company’s foreign subsidiaries in Russia and Brazil were substantially liquidated during the three months ended October 1, 2023, and the cumulative foreign currency translation losses associated with these entities were recognized in the consolidated condensed statements of operations. The tax impact of the cumulative foreign currency translation reclassification is approximately $1.1 million.

NOTE 15 – RESTRUCTURING AND OTHER
Restructuring, asset impairment, other (gains) and charges were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(in thousands)
Restructuring, asset impairment, other (gains) and charges(1)	$—	$(105)	$(2,502)	$1,592
(1) Restructuring, asset impairment, other (gains) and charges are attributable to the EAAA reportable segment.
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
A summary of the restructuring reserve balance, recorded within accrued expenses in the consolidated condensed balance sheets, for the 2021 restructuring plan is presented below:

	Workforce Reduction	Retention Bonuses	Asset Impairment and Other Related Charges	Total
	(in thousands)
Balance, at January 1, 2023	$277	$179	$—	$456
Charged to expenses	23	(19)	174	178
Deductions	(300)	(160)	—	(460)
Charged to other accounts	—	—	(174)	(174)
Balance, at October 1, 2023	$—	$—	$—	$—
The Company recognized a gain of $2.7 million on the sale of the Thailand facility during the second quarter of 2023. See Note 16 entitled “Assets Disposed” for additional information.
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

NOTE 16 – ASSETS DISPOSED
On September 8, 2021, the Company announced a restructuring plan that involved the closure of its manufacturing facility in Thailand and committed to a plan to sell the Thailand facility in connection with this restructuring plan. See Note 15 entitled “Restructuring and Other” for additional information.
During the second quarter of 2023, the Company completed the sale of the Thailand manufacturing facility for a selling price of $6.6 million and recognized a gain of $2.7 million, which is recorded in restructuring, asset impairment, other (gains) and charges in the consolidated condensed statements of operations and is attributable to the EAAA reportable segment.
The Company determined that the Thailand facility sale did not meet the criteria for classification as discontinued operations.

NOTE 17 – COMMITMENTS AND CONTINGENCIES
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. See disclosure under the headings “Lawsuit by Former CEO in Connection with Termination” and “Putative Class Action Lawsuit” set forth in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended January 1, 2023.
In the lawsuit by the former CEO, Mr. Gould filed a motion for reconsideration of the Court’s grant of summary judgment in favor of the Company on Mr. Gould’s breach of contract claim. On July 31, 2023, the Court denied that motion for reconsideration. Also on July 31, 2023, the Company filed a motion to dismiss without prejudice its counterclaim against Mr. Gould for breach of fiduciary duty. On August 2, 2023, the Court granted that motion to dismiss, resulting in a final judgment in the trial court. The court’s award of summary judgment in favor of the Company on Mr. Gould’s breach of contract claim has been appealed by Mr. Gould to the U.S. Court of Appeals for the 11th Circuit. The Company believes Mr. Gould’s lawsuit and the appeal therefrom is without merit and intends to defend vigorously against it.
In the putative class action, the Court preliminarily approved a settlement of the lawsuit for $7.5 million, and the Company’s insurers funded the settlement amount into escrow. As a result, in the second quarter of 2023, the Company reversed the $7.5 million asset and liability that were previously recorded in the first quarter of 2023. Putative class member proofs of claims were due by September 13, 2023, and in a hearing on October 19, 2023, the Court approved the final settlement of the action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended October 1, 2023, or as of, October 1, 2023, and the comparable periods of 2022, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The nine-month periods ended October 1, 2023 and October 2, 2022, both include 39 weeks. The three-month periods ended October 1, 2023 and October 2, 2022, both include 13 weeks.
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

Executive Overview
During the quarter ended October 1, 2023, we had consolidated net sales of $311.0 million, down 5.1% compared to $327.8 million in the third quarter last year, primarily due to decreased customer demand. Lower sales were primarily in the retail, public buildings and corporate office market segments. Consolidated operating income was $31.0 million for the third quarter of 2023 compared to $28.0 million in the third quarter last year, primarily due to higher gross profit margin as a result of higher pricing and lower freight costs coupled with lower selling, general and administrative costs. Consolidated net income for the quarter ended October 1, 2023, was $9.9 million or $0.17 per share, compared to $14.1 million or $0.24 per share in the third quarter last year.
During the first nine months of 2023, we had consolidated net sales of $936.4 million, down 2.7% compared to $962.4 million in the first nine months of last year, primarily due to decreased customer demand. Lower sales were primarily in the retail and corporate office market segments, partially offset by increases in the education market segment. Consolidated operating income was $69.4 million for the first nine months of 2023, compared to $90.0 million in the same period last year. This decline was due to lower sales, inflationary pressures on raw materials, and lower manufacturing fixed cost absorption, partially offset by higher pricing, resulting in lower gross profit margin in the current year period coupled with higher selling, general and administrative costs. Consolidated net income for the nine months ended October 1, 2023, was $25.0 million or $0.43 per share, compared to $44.2 million or $0.75 per share in the same period last year.
Cybersecurity Event
As previously disclosed in our current report on Form 8-K filed with the Commission on November 23, 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems on November 20, 2022. During the first nine months of 2023, we incurred approximately $1.0 million of additional expenses related to the investigation of the Cyber Event. These costs were primarily included in selling, general and administrative expenses in the consolidated condensed statement of operations. The investigation of the Cyber Event was substantially completed early in the third quarter of 2023. We have cyber risk insurance and anticipate that a portion of our costs and expenses related to the Cyber Event will ultimately be recovered by insurance. We expect to incur ongoing costs for enhanced data security against unauthorized access to, or manipulation of, our systems and data.
Impact of Macroeconomic Trends
The continued disruption in economic markets due to high inflation, increases in interest rates, the Russia-Ukraine war and the Israel-Hamas war, a fairly stabilized but still challenging supply chain environment, a slow post COVID recovery in China and slow market conditions in the rest of Asia, and significant financial pressures in the commercial office market globally, all pose challenges which may adversely affect our future performance. These impacts have increased our costs and adversely affected our gross profit margin. To mitigate these impacts, we plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and nine-month periods ended October 1, 2023 and October 2, 2022:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.5	66.8	66.0	65.5
Gross profit	35.5	33.2	34.0	34.5
Selling, general and administrative expenses	25.5	24.7	26.8	25.0
Restructuring, asset impairment, other (gains) and charges	—	0.0	(0.3)	0.2
Operating income	10.0	8.5	7.5	9.3
Interest/Other expense, net	4.8	2.4	3.5	2.4
Income before income tax expense	5.2	6.1	4.0	6.9
Income tax expense	2.0	1.9	1.3	2.3
Net income	3.2%	4.2%	2.7%	4.6%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month and nine-month periods ended October 1, 2023, and October 2, 2022:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 1, 2023	October 2, 2022		October 1, 2023	October 2, 2022
	(in thousands)			(in thousands)
Consolidated net sales	$311,006	$327,757	(5.1)%	$936,380	$962,364	(2.7)%
For the quarter ended October 1, 2023, consolidated net sales decreased $16.8 million (5.1%) versus the comparable period in 2022, primarily due to lower sales volume (approximately 12%) partially offset by higher prices (approximately 7%). Currency fluctuations had a positive impact on consolidated net sales of approximately $4.9 million (1.5%) for the third quarter of 2023, due primarily to the strengthening of the Euro and British Pound sterling against the U.S. dollar, partially offset by the weakening of the Australian dollar and Chinese Renminbi against the U.S. dollar. On a market segment basis, the sales decrease was primarily in the retail, public buildings, and corporate office market segments partially offset by increases in the healthcare market segment.
For the nine months ended October 1, 2023, consolidated net sales decreased $26.0 million (2.7%) versus the comparable period in 2022, primarily due to lower sales volume (approximately 8%) partially offset by higher prices (approximately 5%). Currency fluctuations had a negative impact on consolidated net sales of approximately $3.1 million (0.3%) for the first nine months of 2023, due primarily to the weakening of the Australian dollar, Chinese Renminbi and Canadian dollar against the U.S. dollar, partially offset by the strengthening of the Euro against the U.S. dollar. On a market segment basis, the sales decrease was primarily in the retail and corporate office market segments partially offset by increases in the education market segment.

Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 1, 2023, and October 2, 2022:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 1, 2023	October 2, 2022		October 1, 2023	October 2, 2022
	(in thousands)			(in thousands)
Consolidated cost of sales	$200,748	$218,972	(8.3)%	$618,463	$630,074	(1.8)%
Consolidated selling, general and administrative expenses	79,273	80,848	(1.9)%	251,049	240,711	4.3%
Consolidated Cost of Sales
For the quarter ended October 1, 2023, consolidated cost of sales decreased $18.2 million (8.3%) compared to the third quarter of 2022, primarily due to lower sales as discussed above and the favorable impact of inflation on raw material and freight costs (approximately 2%) due to stabilizing supply chain conditions. Currency translation had a negative impact on consolidated cost of sales in the third quarter of 2023 and partially increased our costs by approximately $3.2 million (1.5%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 64.5% for the third quarter of 2023 versus 66.8% for the third quarter of 2022.
For the nine months ended October 1, 2023, consolidated cost of sales decreased $11.6 million (1.8%) versus the comparable period in 2022, primarily due to lower sales as discussed above. Currency translation had a positive impact on consolidated cost of sales for the first nine months of 2023 and partially reduced our costs by approximately $2.5 million (0.4%) compared to the same period last year. As a percentage of net sales, our cost of sales increased to 66.0% for the first nine months of 2023 versus 65.5% for the first nine months of 2022.
Consolidated Gross Profit
For the quarter ended October 1, 2023, consolidated gross profit, as a percentage of net sales, was 35.5% compared with 33.2% in the same period last year. The increase in gross profit margin was primarily due to (i) higher pricing (approximately 4%), (ii) the favorable impact of inflation on raw material and freight costs (approximately 1%), partially offset by (iii) lower manufacturing fixed cost absorption and product mix (approximately 3%).
For the nine months ended October 1, 2023, consolidated gross profit, as a percentage of net sales, was 34.0% compared with 34.5% in the same period last year. The decrease in gross profit percentage was primarily due to (i) lower manufacturing fixed cost absorption and product mix (approximately 3%) and (ii) the unfavorable impact of inflation on raw material and freight costs (approximately 2%), partially offset by (iii) higher pricing (approximately 4%).
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended October 1, 2023, consolidated SG&A expenses decreased $1.6 million (1.9%) versus the comparable period in 2022. Currency fluctuations had a negative impact on consolidated SG&A expenses in the third quarter of 2023 of approximately $1.3 million (1.7%) compared to the same period last year. SG&A expenses were lower for the third quarter of 2023 primarily due to lower plant closure and severance costs of approximately $1.3 million related to the closure of our Thailand and Russia operations. As a percentage of net sales, SG&A expenses increased to 25.5% for the third quarter of 2023 versus 24.7% for the third quarter of 2022.
For the nine months ended October 1, 2023, consolidated SG&A expenses increased $10.3 million (4.3%) versus the comparable period in 2022. Currency translation had no material impact on consolidated SG&A expenses for the first nine months of 2023 compared to the same period last year. SG&A expenses in the first nine months of 2023 compared to the same period last year included (i) $7.7 million of higher selling expenses due to sales and marketing initiatives, (ii) higher severance costs of approximately $2.6 million driven by employee reductions and cost saving initiatives, and (iii) Cyber Event costs of $1.0 million. These increases were partially offset by lower plant closure costs of approximately $1.2 million as discussed above. As a percentage of net sales, SG&A expenses increased to 26.8% for the first nine months of 2023 versus 25.0% for the first nine months of 2022.

Restructuring Activities
On September 8, 2021, the Company committed to a new restructuring plan that continued to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, involving the closure of the Company’s manufacturing facility in Thailand. During the second quarter of 2023, the Company completed the sale of the Thailand manufacturing facility and recognized a gain of $2.7 million.
See Note 15 entitled “Restructuring and Other” and Note 16 entitled “Assets Disposed” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest Expense
During the quarter ended October 1, 2023, interest expense was $8.2 million, an increase of $0.4 million from the comparable period in 2022, primarily due to higher interest rates on outstanding term loan borrowings under the Facility. For the nine months ended October 1, 2023, interest expense was $25.0 million, an increase of $3.2 million from the comparable period in 2022, primarily due to higher interest rates as discussed above.
Other Expense
During the quarter ended October 1, 2023, other expense, net, was $6.7 million, an increase of $6.6 million compared to the same period last year, driven by the substantial liquidation of our foreign subsidiaries in Brazil and Russia and the recognition of $6.2 million of cumulative translation adjustments reclassified from accumulated other comprehensive loss.
Segment Operating Results
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month and nine-month periods ended October 1, 2023, and October 2, 2022:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 1, 2023	October 2, 2022		October 1, 2023	October 2, 2022
	(in thousands)			(in thousands)
AMS segment net sales	$178,194	$194,449	(8.4)%	$548,716	$557,768	(1.6)%
AMS segment AOI(1)	23,318	24,975	(6.6)%	58,621	74,502	(21.3)%
(1) Includes allocation of corporate SG&A expenses. Excludes Cyber Event costs, and restructuring, asset impairment, severance, and other, net. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the third quarter of 2023, net sales in AMS decreased 8.4% versus the comparable period in 2022, primarily due to lower sales volume partially offset by higher prices. The sales decrease was primarily in the retail, public buildings, and corporate office market segments partially offset by increases in the healthcare and residential living market segments.
During the first nine months of 2023, net sales in AMS decreased 1.6% versus the comparable period in 2022, primarily due to lower sales volume partially offset by higher prices. The sales decrease was primarily in the retail and public buildings market segments partially offset by increases in the education, corporate office, healthcare, and residential living market segments.
AOI in AMS decreased 6.6% during the third quarter of 2023 compared to the prior year period, primarily due to lower sales partially offset by lower freight costs. As a percentage of net sales, AOI increased to 13.1% during the third quarter of 2023 compared to 12.8% in the same period last year.
AOI in AMS decreased 21.3% during the first nine months of 2023 compared to the prior year period, primarily due to higher raw material costs as a result of inflation, lower manufacturing fixed cost absorption in the current period, and lower sales. AMS SG&A expenses as a percentage of net sales for the first nine months of 2023 increased approximately 1.3%, which contributed to the decrease in AOI for the first nine months of 2023. As a percentage of net sales, AOI decreased to 10.7% during the first nine months of 2023 compared to 13.4% in the same period last year.

EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month and nine-month periods ended October 1, 2023, and October 2, 2022:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 1, 2023	October 2, 2022		October 1, 2023	October 2, 2022
	(in thousands)			(in thousands)
EAAA segment net sales	$132,812	$133,308	(0.4)%	$387,664	$404,596	(4.2)%
EAAA segment AOI(1)	9,049	6,273	44.3%	16,805	25,908	(35.1)%
(1) Includes allocation of corporate SG&A expenses. Excludes purchase accounting amortization, Cyber Event costs, Thailand plant closure inventory write-down, and restructuring, asset impairment, severance, and other, net. See Note 11 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the third quarter of 2023, net sales in EAAA decreased 0.4% versus the comparable period in 2022, primarily due to lower sales volume mostly offset by higher prices. Slower economic recovery and decreased customer demand in Asia resulted in approximately 15% lower net sales in Asia during the current quarter compared to the same period last year. Currency fluctuations had a positive impact on EAAA sales of approximately $5.3 million (3.9%) for the third quarter of 2023 compared to the same period last year due to the strengthening of the Euro and British Pound sterling against the U.S. dollar, partially offset by the weakening of the Australian dollar and Chinese Renminbi against the U.S. dollar. On a market segment basis, the EAAA sales decrease was primarily in the retail, public buildings, and corporate office market segments.
During the first nine months of 2023, net sales in EAAA decreased 4.2% versus the comparable period in 2022, primarily due to lower sales in Asia, as discussed above. Higher prices partially offset lower EAAA sales volume. Currency fluctuations had a negative impact on EAAA sales of approximately $1.1 million (0.3%) for the first nine months of 2023 compared to the same period last year due to the weakening of the Australian dollar and Chinese Renminbi against the U.S. dollar, partially offset by the strengthening of the Euro against the U.S. dollar. On a market segment basis, the EAAA sales decrease was primarily in the corporate office, healthcare and retail market segments partially offset by increases in the education market segment.
AOI in EAAA increased 44.3% during the third quarter of 2023 versus the comparable period in 2022 primarily due to higher pricing and the impact of lower raw material costs compared to the same period last year. Currency fluctuations had no material impact to EAAA AOI for the third quarter of 2023 compared to the same period last year. As a percentage of net sales, AOI increased to 6.8% during the third quarter of 2023 compared to 4.7% in the same period last year.
AOI in EAAA decreased 35.1% during the first nine months of 2023 versus the comparable period in 2022, primarily due to the impact of lower sales, inflationary pressures on raw material costs, and lower manufacturing fixed cost absorption on lower manufacturing production volumes partially offset by higher pricing. Currency fluctuations had no material impact to EAAA AOI for the first nine months of 2023 compared to the same period in 2022. As a percentage of net sales, AOI decreased to 4.3% during the first nine months of 2023 compared to 6.4% in the same period last year.

Financial Condition, Liquidity and Capital Resources
General
At October 1, 2023, the Company had $119.6 million in cash. At that date, the Company had $143.4 million in term loan borrowings, $5.9 million in revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Facility, and we had $300.0 million of Senior Notes outstanding. As of October 1, 2023, we had additional borrowing capacity of $292.5 million under the Facility. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $148 million and $431 million for the three-month and nine-month periods ended October 1, 2023, respectively, and net sales for the non-guarantor subsidiaries were approximately $147 million and $443 million for the three-month and nine-month periods ended October 2, 2022, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $131 million as of October 1, 2023. Included in this $131 million is $99 million of indebtedness from the non-guarantor subsidiaries to guarantor subsidiaries, resulting from the dividend of an asset — a note receivable — by a non-guarantor subsidiary to a guarantor subsidiary. Total indebtedness of non-guarantor subsidiaries was approximately $43 million as of January 1, 2023. There was no indebtedness from non-guarantor subsidiaries to guarantor subsidiaries as of January 1, 2023.
Balance Sheet
Accounts receivable, net, were $143.9 million at October 1, 2023, compared to $182.8 million at January 1, 2023. The decrease of $38.9 million was primarily due to customer collections in the first nine months of 2023, including the impact of delays in customer billings from the Cyber Event, in which the due dates for those delayed billings were pushed from the fourth quarter of 2022 to the first quarter of 2023.
Inventories, net, were $289.3 million at October 1, 2023, compared to $306.3 million at January 1, 2023. The decrease of $17.0 million was primarily due to lower manufacturing volume and inventory build due to reduced customer demand and improvements in working capital management.
Analysis of Cash Flows
The following table presents a summary of cash flows for the nine-month periods ended October 1, 2023 and October 2, 2022, respectively:

	Nine Months Ended
	October 1, 2023	October 2, 2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$114,217	$14,883
Investing activities	(10,645)	(13,314)
Financing activities	(80,847)	(10,456)
Effect of exchange rate changes on cash	(656)	(8,916)
Net change in cash and cash equivalents	22,069	(17,803)
Cash and cash equivalents at beginning of period	97,564	97,252
Cash and cash equivalents at end of period	$119,633	$79,449
Cash provided by operating activities was $114.2 million for the nine months ended October 1, 2023, which represents an increase of $99.3 million from the prior year period. The increase in operating cash flows was primarily due to a greater source of cash from working capital during the first nine months of 2023. Specifically, customer collections in the first nine months of 2023 contributed to a decrease in accounts receivable, primarily attributable to delays in customer billings from the Cyber Event, in which the due dates for those delayed billings were pushed from the fourth quarter of 2022 to the first quarter of 2023. The 2022 nine-month period also included a greater use of cash for working capital attributable to an increase in inventories compared with the nine months ended October 1, 2023.

Cash used in investing activities was $10.6 million for the nine months ended October 1, 2023, which represents a decrease of $2.7 million from the prior year period. The decreased use of cash from the comparable prior year period was primarily attributable to proceeds of approximately $6.6 million from the sale of the Company’s Thailand manufacturing facility in the second quarter of 2023, partially offset by higher capital expenditures due to increased capital investment.
Cash used in financing activities was $80.8 million for the nine months ended October 1, 2023, which represents an increase of $70.4 million from the prior year period. The increased use of cash from the comparable period was primarily due to higher repayments of term loan and revolving loan borrowings in 2023 as a result of cash generated from operating activities as described above. The prior year comparable period also includes repurchases of the Company’s common stock that did not occur in 2023, which partially offset the increased use of cash for financing activities in 2023 compared with the prior year period.
Outlook
We anticipate that net sales will be down for fiscal year 2023 compared with fiscal year 2022. We are also anticipating decreases in the cost of raw materials and freight offset by continued lower manufacturing fixed cost absorption versus the comparable prior year period. We are also anticipating higher selling, general, and administrative costs for fiscal year 2023 versus the comparable prior year period primarily due to inflation.
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
Backlog
As of October 22, 2023, the consolidated backlog of unshipped orders was approximately $210.3 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, backlog was approximately $197.4 million as of February 5, 2023. The increase in the backlog is due to the impact of delays and timing of construction projects and flooring installations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the nine months ended October 1, 2023, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of October 1, 2023, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $10.9 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $11.5 million.
As of October 1, 2023, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $12.0 million or an increase in the fair value of our financial instruments of $14.6 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. See Note 17 of Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended October 1, 2023:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 3 – July 30, 2023(3)	3,033	$8.79	—	$82,828,595
July 31 – August 27, 2023	—	—	—	82,828,595
August 28 – October 1, 2023	—	—	—	82,828,595
Total	3,033	$8.79	—
(1) The monthly periods identified above correspond to the Company’s fiscal third quarter of 2023, which commenced July 3, 2023 and ended October 1, 2023.
(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date. There were no shares repurchased pursuant to this program during the Company’s fiscal third quarter of 2023.
(3) Comprised of shares acquired by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended October 1, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 1, 2023, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 7, 2023	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)