Form 10-K
period 2023-12-31
INTERFACE INC
filed 2024-02-28
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

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
Large accelerated filer ☐ Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023: $498,487,536 (56,710,755 shares valued at the closing sale price of $8.79 on June 30, 2023). See Item 12.
 Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 16, 2024:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,200,963
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

References in this Annual Report on Form 10-K to “Interface,” “the Company,” “we,” “our,” “ours” and “us” refer to Interface, Inc. and its subsidiaries or any of them, unless the context requires otherwise.

Interface is a global flooring company specializing in carbon neutral carpet tile and resilient flooring, including luxury vinyl tile (“LVT”), and nora® rubber flooring. We help our customers create high-performance interior spaces that support well-being, productivity, and creativity, as well as sustainability of the planet.

As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet under the established brand names Interface® and FLOR®, and we market LVT under the brand Interface®. In 2018, the Company acquired nora Holding GmbH (“nora”), a worldwide leader in the rubber flooring category under the established nora brands noraplan® and norament®.

Reportable Segments

The Company has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment includes the United States, Canada and Latin America geographic areas. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.

Below is a summary of total net sales percentages by reportable segment for the last three fiscal years.

	2023	2022	2021
AMS	58%	58%	54%
EAAA	42%	42%	46%

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

During fiscal year 2023, the continued disruption in our economic markets due to ongoing inflation, increases in interest rates, the Russia-Ukraine war, and the onset of the Israel-Hamas war, a fairly stabilized but challenging supply chain environment, a slow post COVID recovery in China and slow market conditions in the rest of Asia, and significant financial pressures in the commercial office market globally, all posed challenges for us.

Below is a summary of our sales mix between corporate office and non-corporate office market segments for the last three fiscal years by reportable segment:

	2023		2022		2021
	Corporate Office	Non-Corporate Office	Corporate Office	Non-Corporate Office	Corporate Office	Non-Corporate Office
AMS	40%	60%	38%	62%	39%	61%
EAAA	61%	39%	61%	39%	57%	43%

Products and Services

Modular Carpet

Our AMS and EAAA reportable segments sell the same products within their respective geographical regions. We produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities. These varieties are designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors — particularly offices, healthcare facilities, airports, educational and other institutions, hospitality spaces, retail facilities — and residential interiors. Our carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and create visual cues. While we continue to manufacture and sell a substantial portion of our carpet tile in standard styles, most of our modular carpet sales in the Americas and Asia-Pacific regions are made-to-order products designed to meet customer specifications.

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

In 2021, we introduced our Open Air™ collection of more affordable carpet tiles — an expansive platform of hard-working carpet tile styles designed with open spaces in mind. Innovations in both design and manufacturing allow us to create these high-quality, high-performance carpet products at a lower price point.

Launched in 2020, our next generation of carpet tile backings are called CQuest™ backings. Guided by materials science and inspired by nature’s carbon-storing abilities, we added new bio-based materials and more recycled content to our backings. The materials in the CQuest backings, when measured on a stand-alone basis, are net carbon negative — meaning that their global warming potential emissions are net negative. The CQuest backings are:

•CQuest™GB – The next evolution of our GlasBacRE backing. It features the same superior performance with a construction of post-consumer recycled content from carpet tiles, bio-based additives, and pre-consumer recycled materials.
•CQuest™Bio – A non-vinyl bio-composite backing made with bio-based and recycled fillers.
•CQuest™BioX – The same material make-up as CQuestBio with a higher concentration of carbon negative materials.

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

In 2020, we achieved a substantial milestone in our journey toward becoming a sustainable enterprise. Simultaneously with the launch of our new CQuest backings described above, we introduced in the Americas and subsequently in our EAAA geographical regions, our first ever “cradle-to-gate” carbon negative carpet tile products in three unique styles: Shishu Stitch™, Tokyo Texture™, and Zen Stitch™. These pioneering products, which are part of our Embodied Beauty™ collection, are created with a combination of our new CQuestBioX carpet backing (featuring new bio-based materials and more recycled content), specialty yarns and tufting processes that create a carpet tile with a net negative value of “embodied carbon”. Embodied carbon is the carbon footprint (meaning the global warming potential of emissions of greenhouse gases measured in carbon dioxide equivalents) of a product from raw material creation, growth and extraction (the “cradle”) through processing until it is packaged and ready to be shipped from our factory (the “gate”), thus referred to as “cradle-to-gate” in the life cycle assessment of a product. Embodied carbon is distinct from operational carbon, which refers to the carbon footprint of everything that happens after the product leaves our factory, such as shipment, customer use, and end of life.

Modular Resilient Flooring

In 2016, we began offering a category of products we call modular resilient flooring, and our first product introductions into this category were LVT products in the United States. LVT shares many of the same attributes and benefits as carpet tile, but has a resilient or hard surface instead of a soft surface of yarn. In 2017, we launched our LVT products globally, beginning with the Level Set™ collection which is available in styles with printed top layers in a variety of aesthetic looks, including natural woodgrains and stones, textured woodgrains, and patterns. Our LVT products are modular and come in sizes that match certain of our modular carpet tile squares and planks. Some of our LVT products are engineered to the same or similar height as our modular carpet, which means our customers have the ability to install our LVT and modular carpet products side by side without transition strips or layering. In addition, some of our LVT products include a backing system that provides acoustic insulation without the need for additional underlayment, which can reduce the impact of sound in the space where the flooring is used.

Rubber Flooring

With the acquisition of nora in 2018, we began offering rubber flooring products under the established noraplan and norament brands, which enhances the Company’s resilient flooring portfolio. Rubber flooring is ideal for applications that require hygienic, safe flooring with strong chemical resistance. Rubber flooring is extremely durable compared to other flooring alternatives.

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

Manufacturing and Raw Materials

We manufacture carpet tile at two locations in the United States and at facilities in the Netherlands, the United Kingdom, China and Australia. We also manufactured carpet tile at a location in Thailand for many years, but in 2021 we announced the closure of the Thailand plant, in which manufacturing was permanently halted at the end of the first quarter of 2022. The Thailand real estate was sold in 2023. We manufacture rubber flooring in Germany.

Our raw materials are generally available from multiple sources — both regionally and globally — with the exception of synthetic fiber (nylon yarn). For yarn, we principally rely upon two major global suppliers, but we also have significant relationships with at least two other suppliers. Although our number of principal yarn suppliers is limited, we do have the capability to manufacture carpet using yarn produced from two separate polymer feedstocks — nylon 6 and nylon 6,6 — which provides additional flexibility with respect to yarn supply inputs, if needed. Our global sourcing strategy, including with respect to our principal yarn suppliers and dual polymer manufacturing capability, allows us to help guard against any potential shortages of raw materials or raw material suppliers in a specific polymer supply chain. For rubber flooring, the key polymer raw materials are available from multiple sources, and we can source both synthetic and natural rubber depending on product specification and material availability.

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

Business Strategy and Principal Initiatives

Our business strategy is to continue to use our leading position in modular carpet, product design and global made-to-order capabilities as a platform from which to position our modular carpet, LVT products, rubber flooring, and other resilient products across several industry segments.

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

Seasonality

As we execute on our strategy to penetrate non-corporate office market segments, sales in the education market segment have increased, in recent years, particularly in the second and third quarters as schools undertake renovation projects during the summer months when schools are typically closed.

Competition

We compete, on a global basis, in the sale of our modular carpet products with other carpet manufacturers and manufacturers of vinyl and other types of floorcoverings, including broadloom carpet. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. A number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and some of these competitors have financial resources greater than ours. In addition, some of the competing carpet manufacturers have the ability to extrude at least some of their requirements for fiber used in carpet products and own manufacturing facilities for their resilient product offerings which decreases their dependence on third-party suppliers.

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

Product Design, Research and Development

We maintain an active research and development, product development and design staff. We also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. The research and development team provides us with technical support and advanced materials research and development. Innovation and increased customization in product design and styling are the principal focus of our product development efforts, and this focus has led to several design breakthroughs such as our CQuest backings, plank and Skinny Plank products, as well as our i2 product line. Our carpet design and development team is recognized as an industry leader in carpet design and product engineering for the commercial and institutional markets.

David Oakey Designs provides carpet design and consulting services to us pursuant to a consulting agreement, and this firm augments our internal research, development and design staff. David Oakey Designs’ services under the agreement include creating commercial carpet designs for use by our modular carpet businesses throughout the world and overseeing product development, design and coloration functions for our modular carpet business in North America. The agreement can be terminated by either party upon six months prior written notice to the other party.

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

For our nora rubber flooring products, the innovation focus is on performance and design. A key innovation is the self-adhesive nTx solution for nora tiles and sheet goods. Notable changes in design include noraplan Iona introducing a rubber on rubber print, noraplan valua introducing natural woodlike colors and embossing, and noraplan unita that incorporates real granite parts in a rubber floor. The combination of performance and design makes nora the recognized market leader in rubber flooring.

Environmental and Sustainability Initiatives

Our sustainability strategy began more than 25 years ago with initiatives aimed at reducing waste, environmental footprint and costs. With our more recent Climate Take Back initiative, we seek to lead industry in designing and making products in ways that will maintain a climate fit for life. Our Climate Take Back logo appears on many of our marketing and merchandising materials distributed throughout the world. With our new CQuestGB, CQuestBio and CQuestBioX backings, we are able to use more bio-based and recycled materials. As more customers in our target markets share our view that sustainability is an important factor, we expect sustainability will become a determining factor in purchasing and design decisions. In 2021, we set a goal to reduce our CO2 emissions across our Company and supply chain by 2030 with targets validated by the Science Based Targets Initiative. Our targets are to reduce our absolute Scope 1 and 2 greenhouse gas emissions 50% by 2030 from a 2019 base year, and to reduce our absolute Scope 3 greenhouse gas emissions from purchased goods and services 50% and from business travel and employee commuting 30% by 2030 from a 2019 base year. We also set a separate goal to become a carbon negative enterprise by 2040.

In 2022, we became the first and only flooring manufacturer to achieve third-party Carbon Neutral Enterprise certification. Our claim of Carbon Neutral Enterprise status has been third-party certified to meet the PAS 2060 standard, the leading international carbon neutrality standard created by the British Standards Institution (BSI). The Carbon Neutral Enterprise certification builds on our history as a purpose-driven flooring company. Achieving Carbon Neutral Enterprise status is a continuation of our innovation efforts and it brings us one step closer to becoming a carbon negative enterprise by 2040.

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

Backlog

Our backlog of unshipped orders was approximately $195.5 million at February 4, 2024, compared with approximately $197.4 million at February 5, 2023. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects. Disruptions in supply and distribution chains have resulted in delays of construction projects and flooring installations in many regions worldwide, which also have caused, and may continue to cause, fluctuations in our backlog.

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

Human Capital

Interface is a purpose-driven company with a passionate team that shares a unique set of values. We strive to do the right thing and to be generous to people and the planet. We are committed to an equitable and inclusive culture and achieve this by living our values. Our core values represent who we are, how we see the world, how we treat each other and our external customers and stakeholders, and how we approach our work every day. These core values are:

•Design a better way;
•Be genuine and generous;
•Inspire others;
•Connect the whole; and
•Embrace tomorrow, today.

At December 31, 2023, we employed a total of 3,619 employees worldwide. Of such total, 1,367 were clerical, staff, sales, supervisory and management personnel and 2,252 were manufacturing personnel.

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

Information About Our Executive Officers

Our executive officers, their ages as of December 31, 2023, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Laurel M. Hurd	54	President and Chief Executive Officer
David B. Foshee	53	Vice President, General Counsel and Secretary
Bruce A. Hausmann	54	Vice President and Chief Financial Officer
James Poppens	59	Vice President and Chief Commercial Officer
Nigel Stansfield	56	Vice President and Chief Innovation and Sustainability Officer

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

Available Information

We make available free of charge on or through our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our Internet address is http://www.interface.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is http://www.sec.gov.

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

The floorcovering industry is highly competitive. Globally, we compete for sales of floorcovering products with other carpet manufacturers and manufacturers of other types of floorcovering. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. In prior years, some of our competitors were adding manufacturing capacity into the industry throughout the globe which increased the amount of supply in the market. Increased capacity at our competitors could result in pricing pressure on our products and less demand for our products, thus adversely affecting both revenues and profitability.

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

In addition, we often compete on design preferences. Our customers’ design preferences may evolve or change before we adapt quickly enough to those changes or before we recognize those changes have happened in the marketplace. If this occurs, it could negatively affect our sales as our customers choose other product offerings that more closely align with their design preferences. Moreover, as our competitors improve the sustainability attributes of their products and operations, or if our competitors market the sustainability attributes of their products or operations more effectively than we do, it could negatively affect the degree to which we differentiate from our competitors on those attributes which could negatively affect our ability to compete and gain those sales as customers choose product offerings from our competitors instead of our product offerings. In situations such as these, we may be required by accounting rules to recognize a loss for the write-down of the value of our inventory due to its age or obsolescence.

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

The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. In certain locations where we operate, the demand for labor has exceeded the supply of labor, resulting in higher costs. Despite our focused efforts to attract and retain employees, including by offering higher levels of compensation in certain instances, we experienced attrition rates within our hourly workforce in recent years, particularly in 2021, that exceeded historical levels and we incurred higher operating costs at certain of our facilities in the form of higher levels of overtime pay. The market for professional workers was, and remains, similarly challenging. Many of our professional workers continue to work part time or full time from home, initially as part of our COVID-19 protocols and more recently as part of our hybrid working arrangement policies. As a result, we may experience higher levels of attrition within our professional workforce in the future.

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

We depend on a small number of third-party suppliers of synthetic fiber and are largely dependent upon two primary suppliers for our LVT products. The unanticipated termination or interruption of any of our supply arrangements with our current suppliers of synthetic fiber (nylon), our primary suppliers of LVT, or other key raw material suppliers, including failure by any third-party supplier to meet our product specifications, could have a material adverse effect on us because we do not have the capability to manufacture our own fiber for use in our carpet products or our own LVT. Our suppliers may not be able to meet our demand for a variety of reasons, including our inability to forecast our future needs accurately or a shortfall in production by the supplier for reasons unrelated to us, such as work stoppages, acts of war, terrorism, pandemics, epidemics, fire, earthquake, energy shortages, flooding or other natural disasters. The primary manufacturing facility of our largest supplier of LVT is located in South Korea. If any of our supply arrangements with our primary suppliers of synthetic fiber, our primary suppliers of LVT, or suppliers of other key raw materials are terminated or interrupted, we likely would incur increased manufacturing costs and experience delays in our manufacturing process (thus resulting in decreased sales and profitability) associated with shifting more of our synthetic fiber purchasing to another synthetic fiber supplier or developing new supply chain sources for LVT. A prolonged inability on our part to source synthetic fiber included in our products, LVT, or other key raw materials on a cost-effective basis could adversely impact our ability to deliver products on a timely basis, which could harm our sales and customer relationships.

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

From time to time, we make improvements and changes to our physical facilities, move operations to other sites, and change our manufacturing processes. In the first quarter of 2022, we permanently closed our carpet tile manufacturing facility in Thailand and transferred that production volume to other existing manufacturing operations in China and Australia. Large scale changes or moves could disrupt our normal operations, leading to possible loss of productivity, which may adversely affect our results. We are also making significant investments and modifications to our manufacturing facilities, processes, product compositions, and product construction including but not limited to the production of our CQuest™ carpet tile backings. These changes can be disruptive. There is also no guarantee that our CQuest™ backings will perform as expected and will not increase warranty claims or customer complaints. These efforts may also not yield the financial returns and improvements in the business that we hope to achieve from them. While these changes are intended to yield stronger financial results, they could potentially impact our financial results in negative ways due to project delays, business disruption as new facilities and equipment come online, increased customer complaints, or increased warranty claims; all of which could negatively affect our operations, reputation, financial condition and results of operations.

Our business operations could suffer significant losses from natural disasters, acts of war, terrorism, catastrophes, fire, adverse weather conditions, pandemics, endemics, unstable geopolitical situations or other unexpected events.

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, our manufacturing facilities could be materially damaged by natural disasters, such as floods, storms, tornadoes, hurricanes and earthquakes, whether or not as a result of climate change, or by fire or other unexpected events such as adverse weather conditions, acts of war, terrorism, protests, energy shortages and disruptions, pandemics or other public health crises or other disruptions to our facilities, supply chain or our customers’ facilities. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations. These types of events could also affect our suppliers, installers, and customers, which could have a material adverse impact on our business.

Disruptions to or failures of information technology systems we use could adversely affect our business.

We rely heavily on information technology systems—both software and computer hardware—to operate our business. Some of these systems are owned and operated by us, and some are owned or operated by third parties pursuant to leases, licenses or other contracts with those third parties. We rely on these systems to, among other things:

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

The IT systems we use may be disrupted or fail for a number of reasons, including:

•natural disasters, like fires;
•power loss;
•software “bugs”, hardware defects or human error; and
•hacking, computer viruses, denial of service attacks, malware, ransomware, phishing scams, compromised or irretrievable backups or other cyber-attacks.

Any of these events which deny us use of vital IT systems may seriously disrupt our normal business operations. These disruptions may lead to production or shipping stoppages, which may in turn lead to material revenue loss and reputational harm.

Despite security designs and internal controls, the IT systems we use have in the past experienced, and may in the future become subject to, attempts by unauthorized third parties to access and exfiltrate confidential information, manipulate data or disrupt our operations. In November 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems (the “Cyber Event”). In response, we promptly shut down certain systems, including shipping, inventory management and production systems, and engaged forensic experts to evaluate the extent of the Cyber Event and its disruption to our operations. The investigation of the Cyber Event by our forensic experts was completed during fiscal year 2023.

In fiscal year 2022, in connection with the Cyber Event, our revenues were adversely affected by approximately $8 million due to lost sales. Additionally, we incurred Cyber Event costs of approximately $5 million in fiscal year 2022 primarily due to idle plant costs, direct labor costs during the period our manufacturing facilities were idle and third-party remediation costs. We have insurance and anticipate that a portion of our financial losses related to the Cyber Event will ultimately be recovered by insurance.

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

The impact of potential changes to environmental laws and regulations and industry standards regarding climate change and other sustainability matters could lead to unforeseen disruptions to our business operations.

Addressing the effects of climate change has taken on increased importance throughout the world. The continued efforts to combat climate change could include more restrictive federal, state, and foreign environmental laws and regulations, heightened industry standards, or other mitigation measures that may have a material adverse effect on our global operations. These initiatives could, for example, increase the cost of obtaining raw materials for production of our products, increase the cost of energy for our manufacturing processes, negatively impact our supply chain and capital expenditures, or increase our administrative costs.

In 2021, we established and publicly disclosed targets and other commitments related to certain sustainability matters, including a goal to reduce our CO2 emissions across our Company and supply chain by 2030. We also set a goal to become a carbon negative enterprise by 2040. If we are unable to meet these targets or commitments on our projected timelines or at all, or if they are perceived negatively, including the perception that they are not sufficiently robust or, conversely, are too costly, our reputation as well as our relationships with investors, customers and other stakeholders could be harmed, which could in turn adversely impact our business, results of operations and the trading price of our common stock.

Sales of our principal products have been and may continue to be affected by adverse economic cycles, and effects in the new construction market and renovation market.

Sales of our principal products are related to the renovation and construction of commercial and institutional buildings. This activity is cyclical and has been affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors that lead to cost control measures or reduction in the use of space by businesses and other users of commercial or institutional space. In addition, the effects of cyclicality and other factors affecting the corporate office segment have traditionally tended to be more pronounced than the effects on other market segments. Historically, we have generated more sales in the corporate office segment than in any other segment. The effects of cyclicality and other factors on the new construction segment of the market have also tended in the past to be more pronounced than the effects on the renovation segment. These effects may recur and could be more pronounced if global economic conditions do not improve or are weakened by negative cycles or other factors.

Health crisis events, such as epidemics or pandemics, have adversely impacted, and may continue to impact, the economy and disrupt our operations and supply chains, which may have an adverse effect on our results of operations.

Health crisis events, including epidemics or pandemics, such as COVID-19, have impacted areas where we operate and sell our products and could have additional impacts on economic growth, supply chains, and foreign currency exchange rates. Recently, prolonged government imposed COVID-19 restrictions in China and the slow post-COVID recovery in the country adversely impacted our sales in China during fiscal years 2022 and 2023. A public health emergency in the future could have a material adverse effect on our ability to operate, our results of operations, financial condition, and demand for our products.

International Risk Factors

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including foreign currency fluctuations, restrictive taxation, custom duties, border closings or other adverse government regulations.

We have substantial international operations and intend to continue to pursue and commit resources to growth opportunities beyond the United States. Outside of the United States, we maintain manufacturing facilities in the Netherlands, the United Kingdom, China, Australia and Germany, in addition to product showrooms or design studios in England, France, Germany, Spain, the Netherlands, India, Australia, United Arab Emirates, Singapore, Hong Kong, China and elsewhere. In 2023, approximately 46% of our net sales and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific.

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
The conflict between Russia and Ukraine and the Israel-Hamas war could adversely affect our business, results of operations and financial position.
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks arising from the conflict between Russia and Ukraine and the Israel-Hamas war, may adversely affect our business, results of operations and financial position.

Historically, Russia was a key supplier of natural gas, oil, and other raw materials to European countries. We have substantial manufacturing operations in Europe (including Germany, the Netherlands, and the United Kingdom), and we have key suppliers in Europe, which rely upon natural gas, oil, and other raw materials to operate. Our sole rubber flooring plant is in Germany, and our primary European carpet tile plant is in the Netherlands. Any disruption in the supply of natural gas, oil, or other raw materials from Russia to Europe could adversely affect our ability to operate our business, our results of operations and our financial position, or adversely affect the ability of our key suppliers to meet our raw material requirements. In particular, the currently reduced Russian exports of natural gas to Europe may materially impede our European manufacturing operations and may result in higher energy costs to operate our facilities. Our customers’ businesses, results of operations and financial positions also could be adversely impacted by the conflict in Ukraine, which could reduce their spending on our products. While we permanently closed our operations in Russia in the third quarter of 2022, the effects of the conflict between Russia and Ukraine on us as well as the global economy cannot be predicted.

The conflict between Russia and Ukraine and the Israel-Hamas war are ongoing and the duration of the conflict and war are uncertain. We cannot predict the outcome of the conflict and war or the impact on the broader region, as the conflict and war and related government actions are evolving and are beyond our control. To the extent the conflict between Russia and Ukraine and the Israel-Hamas war adversely affects our business, the conflict and war may also have the effect of heightening other risks disclosed in our Annual Report, any of which could materially and adversely affect our business, results of operations and financial condition. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and corporate and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including fuel surcharges in response to rising fuel costs; further disruptions in global supply chains; terrorist activities targeting business infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Other potential consequences of the ongoing conflict and war include or may include government sanctions, embargoes, unstable energy markets, regional instability, geopolitical shifts, potential retaliatory action by the governments involved in the conflict and war against companies or other countries, and increased tensions between the involved governments and the United States or other countries in which we operate.

Fluctuations in foreign currency exchange rates have had, and could continue to have, an adverse impact on our financial condition and results of operations.

Changes in the value of foreign currencies relative to the U.S. dollar have adversely affected our results of operations and financial position and could continue to do so. In recent periods, as the value of the U.S. dollar has strengthened in comparison to certain foreign currencies — particularly in our EAAA segment and the impact of the Euro on our European operations — our reported revenues have been negatively impacted. As approximately 46% of our revenue is denominated in foreign currencies, these exchange rate fluctuations have had, and could continue to have, a significant adverse impact on our financial results.

The uncertainty surrounding the ongoing implementation and effect of the U.K.’s exit from the European Union, and related negative developments in the European Union, could adversely affect our business, results of operations or financial condition.

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

We have a substantial amount of debt and debt service requirements. As of December 31, 2023, we had approximately $421.7 million of outstanding debt, and we had $298.4 million of undrawn borrowing capacity under our Syndicated Credit Facility.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management Strategy

Assess, Identify and Manage Material Risks from Cybersecurity Threats

Interface has integrated cybersecurity risk management into our broader enterprise risk management framework. This integration ensures that cybersecurity considerations are an integral part of our entity-level risk assessment and decision-making process. Cybersecurity risk management is also a vital part our IT incident management and disaster recovery policy that outlines a systematic approach of implementing and executing strategies and procedures to enable the recovery and restoration of vital business functions and IT infrastructure following a significant disruptive event.

Engagement of Third Parties

Interface engages a range of external experts in evaluating and testing our cybersecurity risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. In the event of a cybersecurity incident, the Company uses external experts to assist with an investigation of the incident, an evaluation of the extent to which the cybersecurity event has impacted the Company’s operations, financial condition, and IT infrastructure, and the recovery and restoration following the incident.

We evaluate the inherent risk associated with using external experts by conducting thorough security assessments before engagement and perform ongoing monitoring to ensure compliance with our cybersecurity standards.

Governance and Oversight

The Audit Committee has oversight responsibility for cybersecurity risk management. The Audit Committee is comprised of board members with diverse experience and expertise to effectively oversee risk, although none of them are cybersecurity experts. Our Chief Information Officer, in his capacity, regularly informs the Audit Committee (typically twice per year) and the full board (typically once per year) on all aspects related to cybersecurity risks, as well as any remediation efforts in response to a cybersecurity incident.

Risks from Cybersecurity Threats

Our IT systems face a myriad of cybersecurity threats, including, without limitation, hacking, computer viruses, denial of service attacks, malware, ransomware, phishing scams, compromised or irretrievable backups, and other cyber attacks. Any of these events which deny us use of vital IT systems may seriously disrupt our normal business operations and lead to production or shipping stoppages, revenue loss, and reputational harm.

To the extent our IT systems store sensitive data, including data related to customers, employees or other parties, risks from cybersecurity threats may expose us to fines and other liabilities, and reputational harm if such data is misappropriated. In addition, as cybercriminals continue to become more sophisticated and numerous, the costs to defend and insure against cyberattacks can be expected to rise.

On November 20, 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems. In response to this Cyber Event, we notified law enforcement and took steps to supplement existing security monitoring, including scanning and protective measures. The investigation of the Cyber Event was completed during fiscal year 2023. A more detailed discussion of the Cyber Event can be found in Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 42,000 square feet of leased space. The following table lists our principal manufacturing and distribution facilities and other material physical locations (some locations are comprised of multiple buildings) by reportable segment, all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
AMS
LaGrange, Georgia	669,145
LaGrange, Georgia(1)	250,000
Union City, Georgia(1)	370,000
West Point, Georgia	250,000
Salem, New Hampshire(1)	126,766

EAAA
Craigavon, N. Ireland(1)	72,200
Minto, Australia	240,000
Scherpenzeel, Netherlands	1,250,960
Weinheim, Germany(1)	831,113
Taicang, China(1)	142,500

(1)Leased.

We maintain sales or marketing offices in over 40 locations in 19 countries. Most of our sales and marketing locations are leased.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. See Note 18 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 16, 2024, we had 578 holders of record of our common stock. We estimate that there are in excess of 11,000 beneficial holders of our common stock.

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

Stock Performance

The following graph and table compare, for the period comprised of the Company’s five preceding fiscal years ended December 31, 2023, the Company’s total returns to shareholders (assuming all dividends were reinvested) with that of (i) all companies listed on the Nasdaq Composite Index, (ii) our previous self-determined peer group, and (iii) our new self-determined peer group, assuming an initial investment of $100 in each on December 30, 2018 (the last day of the fiscal year 2018). In 2023, the Company updated its self-determined peer group to exclude Kimball International, Inc., which was acquired in 2023 and no longer trades publicly, and also to incorporate other peer group changes to align with the peer group used to measure executive compensation. In determining its peer group companies, the Company considered various factors, including the potential peer’s industry, business model, size and complexity. The Company chose a peer group that is a better representation of the Company’s size and market capitalization with minimal revenue dispersion, and with companies in similar industries or lines of business or subject to similar economic and business cycles, including companies with a significant international presence that are also focused on sustainability.

	December 30, 2018	December 29, 2019	January 3, 2021	January 2, 2022	January 1, 2023	December 31, 2023
Interface, Inc.	$100	$118	$76	$115	$72	$92
NASDAQ Composite Index	$100	$138	$199	$243	$164	$238
Previous Self-Determined Peer Group (16 Stocks)	$100	$132	$122	$166	$123	$150
New Self-Determined Peer Group (12 Stocks)	$100	$135	$114	$141	$91	$135

Notes to Performance Graph
(1)If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(2)The index level was set to $100 as of December 30, 2018 (the last day of fiscal year 2018).
(3)The Company’s fiscal year ends on the Sunday nearest December 31.
(4)The following companies are included in the Previous Self-Determined Peer Group depicted above: Acuity Brands, Inc.; Albany International Corp.; Apogee Enterprises, Inc.; Armstrong World Industries, Inc.; Caesarstone Ltd.; Enviri Corporation (formerly Harsco Corporation); Gentherm Incorporated; Glatfelter Corporation; H. B. Fuller Company; HNI Corporation; Kimball International, Inc.; Masonite International Corporation; Materion Corporation; MillerKnoll, Inc.; Steelcase Inc.; and Unifi, Inc. Kimball International, Inc. is included as a peer for periods prior to its acquisition in 2023.
(5)The following companies are included in the New Self-Determined Peer Group depicted above: ACCO Brands Corporation; Apogee Enterprises, Inc.; Armstrong World Industries, Inc.; Enviri Corporation (formerly Harsco Corporation); Glatfelter Corporation; HNI Corporation; MillerKnoll, Inc.; PGT Innovations, Inc.; SP Plus Corporation; Steelcase Inc.; Unifi, Inc.; and VSE Corporation.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended December 31, 2023:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 2, 2023 – October 29, 2023	—	$—	—	$82,828,595
October 30, 2023 – December 3, 2023	—	—	—	82,828,595
December 4, 2023 – December 31, 2023	—	—	—	82,828,595
Total	—	$—	—

(1) The monthly periods identified above correspond to the Company’s fiscal fourth quarter of 2023, which commenced October 2, 2023 and ended December 31, 2023.

(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date. There were no shares repurchased pursuant to this program during the Company’s fiscal fourth quarter of 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our revenues are derived from sales of floorcovering products, primarily modular carpet, resilient flooring, including luxury vinyl tile (“LVT”), rubber flooring products, and installation services and accessories. Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors industry, including the market for floorcovering products, is largely driven by reinvestment by corporations into their existing businesses in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those corporations. As a result, macroeconomic factors such as employment rates, office vacancy rates, work from home policies, capital spending, productivity and efficiency gains that impact corporate profitability in general, also affect our business.

The Company has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment includes the United States, Canada and Latin America geographic areas. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information. The results of operations discussion below also includes segment information.

We focus our marketing and sales efforts on both corporate office and non-corporate office market segments, to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. More than half of our consolidated net sales were in non-corporate office markets in fiscal years 2023, 2022, and 2021, primarily in education, healthcare, public buildings, residential/living, retail, and hospitality market segments. See Item 1, entitled “Business,” included in this Annual Report on Form 10-K for additional information regarding our mix of sales in corporate office verses non-corporate office market segments for the last three fiscal years by reportable segment.

Executive Summary

During 2023, we had consolidated net sales of $1,261.5 million, down 2.8% compared to $1,297.9 million in 2022, primarily due to decreased customer demand – particularly in the retail market segment. Consolidated operating income for 2023 was $104.5 million compared to consolidated operating income of $75.4 million in 2022, primarily due to a non-recurring goodwill and intangible asset impairment charge of $36.2 million recognized in 2022. Consolidated net income for 2023 was $44.5 million, or $0.76 per diluted share, compared to consolidated net income of $19.6 million, or $0.33 per diluted share, in 2022.

During 2022, we had consolidated net sales of $1,297.9 million, up 8.1% compared to $1,200.4 million in 2021, primarily due to higher sales in the corporate office, education and retail market segments. Consolidated operating income for 2022 was $75.4 million compared to consolidated operating income of $104.8 million in 2021, primarily due to higher inflationary pressures on raw materials and freight costs and a $36.2 million goodwill and intangible asset impairment charge in 2022. Consolidated net income for 2022 was $19.6 million, or $0.33 per diluted share, compared to consolidated net income of $55.2 million, or $0.94 per diluted share, in 2021.

A detailed discussion of our 2023 and 2022 consolidated and segment performance appears below under “Analysis of Results of Operations”.

Cybersecurity Event

As previously disclosed, on November 20, 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems. Promptly, out of an abundance of caution, we shut down certain systems including shipping, inventory management and production systems and engaged forensic experts to evaluate the extent of the Cyber Event and its impact to our operations. We also took steps to supplement existing security monitoring, including scanning and protective measures, and notified law enforcement.

The Company substantially resumed its operations within two weeks following the occurrence of the Cyber Event. The investigation of the Cyber Event by our forensic experts was completed during 2023. We incurred approximately $1.1 million of costs in 2023 in connection with the investigation of the Cyber Event, which were recorded in selling, general and administrative expenses in the consolidated statements of operations. In 2022, we estimated that the Cyber Event adversely affected our fiscal year 2022 revenues by approximately $8 million in lost sales. We incurred approximately $5 million of costs related to the Cyber Event in 2022 for idle plant costs, direct labor costs during the period our manufacturing facilities were idle and third-party remediation costs. Approximately $4.8 million of the Cyber Event costs in 2022 were included in cost of sales in the consolidated statements of operations and approximately $0.3 million were included in selling, general and administrative expenses. We have insurance and anticipate that a portion of our financial losses related to the Cyber Event will ultimately be covered by insurance. We expect to incur ongoing costs for enhanced data security against unauthorized access to, or manipulation of, our systems and data.

Impact of Macroeconomic Conditions
During fiscal year 2023, the continued disruption in economic markets due to ongoing inflation, increases in interest rates, the Russia-Ukraine war, the onset of the Israel-Hamas war, a fairly stabilized but still challenging supply chain environment, a slow post COVID recovery in China and slow market conditions in the rest of Asia, and significant financial pressures in the commercial office market globally, all posed challenges for us. Management believes it is reasonably likely that these challenges will continue to affect our future operations and demand for our products to some degree during fiscal year 2024. We are also anticipating decreases in the cost of raw materials and freight, offset by continued unfavorable manufacturing fixed cost absorption during fiscal year 2024. To mitigate these impacts, we plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.
During fiscal year 2022, the COVID-19 pandemic had less of an impact on our overall financial results compared with the prior year as consolidated net sales increased 8.1% compared to 2021. Government imposed COVID-19 lockdowns and restrictions in parts of China in 2022 adversely impacted sales in China by approximately 13% compared to 2021. Global supply chain challenges and inflationary pressures in 2022 resulted in higher raw material costs, higher freight costs and shipping delays, which increased our operating costs and adversely impacted our gross profit margin in 2022.

Analysis of Results of Operations

Consolidated Results

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Consolidated net sales denominated in currencies other than the U.S. dollar were approximately 46% in 2023, 47% in 2022, and 50% in 2021. Because we have substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. In 2023, the strengthening of the Euro against the U.S. dollar had a positive impact on our net sales, partially offset by the weakening of the Australian dollar, Chinese Renminbi, and Canadian dollar. Currency fluctuations had no material impact to operating income in 2023. In 2022, the weakening of the Euro, Australian dollar, British Pound sterling and Chinese Renminbi against the U.S. dollar had a negative impact on our net sales and operating income. In 2021, the strengthening of the Euro, Australian dollar, Chinese Renminbi and British Pound sterling against the U.S. dollar had a positive impact on our net sales and operating income.

The following table presents the amounts (in U.S. dollars) by which the exchange rates for translating Euros, British Pounds sterling, Australian dollars, Chinese Renminbi and Canadian dollars into U.S. dollars have affected our consolidated net sales and operating income during the past three years:

	2023	2022	2021
	(in millions)
Impact of changes in foreign currency on consolidated net sales	$1.4	$(58.8)	$23.9
Impact of changes in foreign currency on consolidated operating income	(0.6)	(8.3)	3.2

The following table presents, as a percentage of net sales, certain items included in our consolidated statements of operations during the past three years:

	Fiscal Year
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	65.0	66.3	64.0
Gross profit	35.0	33.7	36.0
Selling, general and administrative expenses	26.9	25.0	27.0
Restructuring, asset impairment, other (gains) and charges	(0.2)	0.2	0.3
Goodwill and intangible asset impairment charge	—	2.8	—
Operating income	8.3	5.7	8.7
Interest/Other expense, net	3.2	2.6	2.7
Income before income tax expense	5.1	3.1	6.0
Income tax expense	1.5	1.7	1.4
Net income	3.6%	1.4%	4.6%

Consolidated Net Sales

Below we provide information regarding our consolidated net sales and analyze those results for each of the last three fiscal years. Fiscal years 2023, 2022, and 2021 each included 52 weeks.

	Fiscal Year			Percentage Change
	2023	2022	2021	2023 compared with 2022	2022 compared with 2021
	(in thousands)
Consolidated net sales	$1,261,498	$1,297,919	$1,200,398	(2.8)%	8.1%

Consolidated net sales for 2023 compared with 2022

For 2023, our consolidated net sales decreased $36.4 million (2.8%) compared to 2022, comprised of lower sales volumes (approximately 7.9%) partially offset by higher prices (approximately 5.1%). Fluctuations in currency exchange rates had a positive impact on our year-over-year consolidated net sales comparison of approximately $1.4 million, meaning that if currency levels had remained constant year-over-year, our 2023 net sales would have been lower by this amount. On a market segment basis, the sales decrease was most significant in the retail and healthcare market segments partially offset by increases in education and residential living market segments. See the segment results discussion below for additional information on market segments.

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

Consolidated Cost and Expenses

The following table presents our consolidated cost of sales and selling, general and administrative (“SG&A”) expenses during the past three years:

	Fiscal Year			Percentage Change
	2023	2022	2021	2023 compared with 2022	2022 compared with 2021
	(in thousands)
Consolidated cost of sales	$820,429	$860,186	$767,665	(4.6)%	12.1%
Consolidated selling, general and administrative expenses	339,049	324,190	324,315	4.6%	0.0%

Consolidated Cost of Sales

For 2023, our consolidated cost of sales decreased $39.8 million (4.6%) compared to 2022, primarily due to lower sales and lower freight costs (approximately $19 million) due to stabilizing supply chain conditions. Currency translation had no material impact on consolidated cost of sales compared to 2022. As a percentage of net sales, our consolidated cost of sales decreased to 65.0% in 2023 versus 66.3% in 2022. Management believes it is reasonably likely that lower inflation and decreases in the cost of raw materials, partially offset by unfavorable manufacturing fixed cost absorption, will continue to some degree in 2024, particularly in the first half of 2024. Management expects to continue managing the fixed cost under-absorption through higher sales prices, product mix and plant productivity initiatives.

For 2022, our consolidated cost of sales increased $92.5 million (12.1%) compared to 2021, primarily due to higher sales and continuing inflationary pressures on raw materials and freight costs. The increase in consolidated cost of sales was also impacted by higher energy costs (which were up approximately 28%) in our EAAA segment primarily due to shortages in the supply of natural gas in connection with the ongoing conflict between Russia and Ukraine. Currency translation had a positive impact on consolidated cost of sales of approximately $37.2 million (4.8%) compared to 2021. The increase in cost of sales in 2022 also included $4.8 million of costs related to the Cyber Event, as discussed above. As a percentage of net sales, our consolidated cost of sales increased to 66.3% in 2022 versus 64.0% in 2021, due to higher raw materials, freight and energy costs, as discussed above.

Consolidated Gross Profit
For 2023, consolidated gross profit, as a percentage of net sales, was 35.0% compared to 33.7% for 2022. The increase in gross profit percentage was primarily due to (i) higher pricing (approximately 4%), partially offset by (ii) the unfavorable impact of inflation on raw material costs (approximately 1%), and (iii) unfavorable manufacturing fixed cost absorption and product mix (approximately 2%). Management believes it is reasonably likely that lower inflation and decreases in the cost of raw materials, partially offset by unfavorable manufacturing fixed cost absorption, will continue to some degree in 2024, particularly in the first half of 2024. Management expects to continue managing the fixed cost under-absorption through higher sales prices, product mix, and plant productivity measures.
For 2022, consolidated gross profit, as a percentage of net sales, was 33.7% compared to 36.0% for 2021. The decrease was primarily due to inflationary pressures for raw materials and freight costs.

Consolidated SG&A Expenses

For 2023, our consolidated SG&A expenses were $339.0 million versus $324.2 million in 2022. Currency translation had a $1.5 million (0.5%) negative impact on the year-over-year comparison. Consolidated SG&A expenses increased $14.9 million (4.6%) in 2023 compared to 2022, primarily due to (i) $6.5 million of higher selling expenses due to sales and marketing initiatives, (ii) $6.3 million of higher severance costs driven by employee headcount reductions and initiatives to reduce future costs, (iii) $4.4 million of higher professional fees, and (iv) $1.9 million of higher variable compensation costs. These increases were partially offset by lower plant closure costs of approximately $4.1 million related to the closure of our Thailand and Russia operations in 2022. As a percentage of net sales, SG&A expenses increased to 26.9% in 2023 versus 25.0% in 2022.

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

Restructuring Plans
On September 8, 2021, the Company committed to a restructuring plan that continued to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, involving the closure of the Company’s manufacturing facility in Thailand. During the second quarter of 2023, the Company completed the sale of the Thailand real estate and recognized a gain of $2.7 million.
During 2022, in conjunction with the closure of its Thailand facility, the Company recorded a write-down of inventory of $2.5 million within cost of sales in the consolidated statements of operations.
See Note 16 entitled “Restructuring and Other” and Note 7 entitled “Property, Plant and Equipment” of Part II, Item 8 of this Annual Report for additional information.
Goodwill, Intangible Asset and Fixed Asset Impairment
During 2023, there was no impairment of our goodwill or indefinite-lived intangible assets. During 2022, we recognized a charge of $36.2 million for the impairment of goodwill and certain intangible assets. See Note 12 entitled “Goodwill and Other Intangible Assets” of Part II, Item 8 of this Annual Report for additional information.
During 2023, there were no material fixed asset impairment charges. In fiscal years 2022 and 2021, we recognized fixed asset impairment charges of $2.9 million and $4.4 million, respectively, for projects that were abandoned. These charges are included in selling, general and administrative expenses in the consolidated statements of operations.
Interest Expense

For 2023, our interest expense was $31.8 million, versus $29.9 million in 2022, primarily due to higher interest rates on outstanding term loan borrowings under the Syndicated Credit Facility, partially offset by lower outstanding term loan borrowings under the Facility. Our average borrowing rate under the Syndicated Credit Facility as of December 31, 2023, was 6.61% compared to 5.78% at January 1, 2023.

For 2022, our interest expense was $29.9 million, versus $29.7 million in 2021. Higher interest rates in 2022 were offset by lower outstanding term loan borrowings under the Syndicated Credit Facility. Our average borrowing rate under the Syndicated Credit Facility as of January 1, 2023, was 5.78% compared to 1.91% at January 2, 2022.

Other Expense
During 2023, other expense, net, was $9.1 million, versus $3.6 million in 2022. The increase was primarily due to the substantial liquidation of our foreign subsidiaries in Brazil and Russia and the resulting recognition of $6.2 million of cumulative translation adjustments reclassified from accumulated other comprehensive loss.
Tax

For fiscal year 2023, the Company recorded income tax expense of $19.1 million on pre-tax income of $63.7 million, resulting in an effective tax rate of 30.1%. This compares with income tax expense of $22.4 million on pre-tax income of $41.9 million, resulting in an effective tax rate of 53.3%, for fiscal year 2022. The effective tax rate for fiscal year 2022 was significantly impacted by a non-deductible goodwill impairment charge. Excluding the impact of the non-deductible goodwill impairment charge, the effective tax rate was 31.4% for fiscal year 2022. The decrease in the effective tax rate for fiscal year 2023, as compared to fiscal year 2022, excluding the goodwill impairment, was primarily due to favorable changes related to the cash surrender value of Company-owned life insurance, utilization of foreign tax credits, favorable U.S. tax effects from the repatriation of previously taxed foreign earnings, and non-deductible charges related to the closure of the Company’s manufacturing facility in Thailand in fiscal year 2022. This decrease was partially offset by a favorable change to unrecognized tax benefits in fiscal year 2022.

For fiscal year 2022, the Company recorded income tax expense of $22.4 million on pre-tax income of $41.9 million, resulting in an effective tax rate of 53.3%. This compares with income tax expense of $17.4 million on pre-tax income of $72.6 million, resulting in an effective tax rate of 24.0% for fiscal year 2021. The effective tax rate for fiscal year 2022 was significantly impacted by a non-deductible goodwill impairment charge. Excluding the impact of the non-deductible goodwill impairment charge, the effective tax rate was 31.4% for fiscal year 2022. The increase in the effective tax rate for fiscal year 2022, as compared to fiscal year 2021, excluding the goodwill impairment charge, was primarily due to an increase in non-deductible employee compensation, an increase in the valuation allowance on net operating loss and interest carryforwards, unfavorable changes related to the cash surrender value of Company-owned life insurance policies and unfavorable changes related to foreign exchange movements.

Segment Results
As discussed above, the Company has two operating and reportable segments – AMS and EAAA. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the last three fiscal years:

	Fiscal Year			Percentage Change
	2023	2022	2021	2023 compared with 2022	2022 compared with 2021
	(in thousands)
AMS segment net sales	$736,955	$753,740	$651,216	(2.2)%	15.7%
AMS segment AOI(1)	87,789	102,370	85,014	(14.2)%	20.4%
(1) Includes allocation of corporate SG&A expenses. Excludes Cyber Event costs, intangible asset impairment charge, and restructuring, asset impairment, severance, and other, net. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.
AMS segment net sales for 2023 compared with 2022
During 2023, net sales in AMS decreased 2.2% versus 2022, comprised of lower sales volume partially offset by higher prices. On a market segment basis, the AMS sales decrease was most significant in the retail (down 50.6%) market segment partially offset by increases in the education (up 7.9%), corporate office (up 4.1%) and residential living (up 15.4%) market segments.

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
AMS AOI for 2023 compared with 2022
AOI in AMS decreased 14.2% during 2023 compared to 2022, primarily due to unfavorable manufacturing fixed cost absorption and lower sales, partially offset by lower freight costs. AMS SG&A expenses as a percentage of net sales increased approximately 1.1% compared to 2022, primarily due to higher selling expenses, which contributed to the decrease in AOI for the current year. As a percentage of net sales, AOI decreased to 11.9% in 2023 versus 13.6% in 2022.
AMS AOI for 2022 compared with 2021
AOI in AMS increased 20.4% during 2022 compared to 2021, primarily due to higher sales. AMS SG&A expenses as a percentage of net sales in 2022 decreased approximately 0.7% compared to 2021, primarily due to lower administrative costs, which contributed to the increase in AOI in 2022. As a percentage of net sales, AOI increased to 13.6% in 2022 versus 13.1% in 2021.
EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the last three fiscal years:

	Fiscal Year			Percentage Change
	2023	2022	2021	2023 compared with 2022	2022 compared with 2021
	(in thousands)
EAAA segment net sales	$524,543	$544,179	$549,182	(3.6)%	(0.9)%
EAAA segment AOI(1)	28,608	30,058	37,268	(4.8)%	(19.3)%
(1) Includes allocation of corporate SG&A expenses. Excludes goodwill and intangible asset impairment charges, purchase accounting amortization, Thailand plant closure inventory write-down, Cyber Event costs, and restructuring, asset impairment, severance, and other, net. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.
EAAA segment net sales for 2023 compared with 2022
During 2023, net sales in EAAA decreased 3.6% versus 2022, comprised of lower sales volume partially offset by higher selling prices. Slower economic recovery and decreased customer demand in Asia resulted in approximately 25% lower net sales in Asia during 2023 compared to 2022. Currency fluctuations had a positive impact of approximately $3.5 million (0.6%) on EAAA net sales for 2023 compared to 2022 due to the strengthening of the Euro, partially offset by the weakening of the Australian dollar and Chinese Renminbi against the U.S. dollar. On a market segment basis, the EAAA sales decrease was most significant in the corporate office (down 3.5%), healthcare (down 23.5%), retail (down 22.8%), and education (down 3.9%) market segments, partially offset by increases in the hospitality (up 11.5%) market segment.
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

EAAA AOI for 2023 compared with 2022
AOI in EAAA decreased 4.8% during 2023 versus 2022 primarily due to the impact of lower sales, inflationary pressures on raw material costs, and unfavorable manufacturing fixed cost absorption on lower production volumes. Currency fluctuations had no material impact on EAAA AOI in 2023 compared to 2022. As a percentage of net sales, AOI was 5.5% in both 2023 and 2022.
EAAA AOI for 2022 compared with 2021
AOI in EAAA decreased 19.3% during 2022 versus 2021 due to continuing inflationary pressures on raw materials and higher energy costs (which were up approximately 28%) primarily due to natural gas shortages in connection with the ongoing conflict between Russia and Ukraine. The decrease in AOI was also due to negative currency fluctuations of approximately $6.5 million (9.9%) due to the weakening of the Euro, Australian dollar, British Pound sterling and Chinese Renminbi against the U.S. dollar. EAAA SG&A expenses as a percentage of net sales in 2022 decreased approximately 2.5% compared to the prior year, which partially offset the negative impacts on AOI discussed above. As a percentage of net sales, AOI decreased to 5.5% in 2022 versus 6.8% in 2021.

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

Below are estimates of our material cash requirements for future periods. The short-term period represents payments due within the 12 months following December 31, 2023, and the long-term period represents payments due beyond the short-term period.

	Payments Due by Period
	Short-Term	Long-Term	Total
		(in thousands)
Long-term debt obligations	$8,572	$413,086	$421,658
Operating and finance lease obligations	19,876	106,130	126,006
Expected interest payments	24,254	82,978	107,232
Purchase obligations	16,137	34,907	51,044
Pension cash obligations	4,601	29,160	33,761
Total	$73,440	$666,261	$739,701

Historically, we use more cash in the first half of the fiscal year, as we pay insurance premiums, taxes and incentive compensation and build up inventory in preparation for the holiday/vacation season of our international operations. As outlined in the table above, we have approximately $73.4 million in material contractual cash obligations due within the next year, which includes, among other things, scheduled debt repayments under the Facility, pension contributions, interest payments on our debt, and lease commitments. Our long-term debt obligations include the contractually scheduled principal repayment of our term loan and revolving loan borrowings under the Facility, which matures in 2027, and $300 million on our Senior Notes due in 2028. Operating and finance lease obligations consist of undiscounted lease payments due over the term of the lease. Expected interest payments are those associated with borrowings under the Facility and Senior Notes consistent with our contractually scheduled principal repayments. Our purchase obligations are for non-cancellable agreements primarily for raw material purchases and capital expenditures. Our pension obligations include contributions and expected benefit payments to be paid by the Company related to certain defined benefit pension plans and exclude the expected benefit payments for two of our funded foreign defined benefit plans as these obligations will be paid by the plans.

Based on current interest rates and debt levels, we expect our aggregate interest expense for 2024 to be approximately $27 million. We estimate aggregate capital expenditures in 2024 to be approximately $42 million, although we are not committed to this amount.

Liquidity

At December 31, 2023, we had $110.5 million in cash. Approximately $5.7 million of this cash was located in the U.S., and the remaining $104.8 million was located outside of the U.S. The cash located outside of the U.S. is indefinitely reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs, particularly for working capital needs and capital expenditure requirements in Europe, Asia, and Australia, support our assertion that a portion of our cash in foreign locations will be reinvested and remittance will be postponed indefinitely. Of the $104.8 million of cash in foreign jurisdictions, approximately $51.9 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for foreign withholding and U.S. state income taxes on these amounts in accordance with applicable accounting standards.

As of December 31, 2023, we had $121.7 million of borrowings outstanding under our Facility, all of which were term loan borrowings. There were no revolving loan borrowings outstanding as of December 31, 2023. Additionally, $1.6 million in letters of credit were outstanding under the Facility at the end of fiscal year 2023. As of December 31, 2023, we had additional borrowing capacity of $298.4 million under the Facility. As of December 31, 2023, the weighted average interest rate on borrowings outstanding under the Facility was 6.61%. As of December 31, 2023, there were no other lines of credit available to the Company.

In addition, as of December 31, 2023, we had $300.0 million of 5.50% Senior Notes due 2028 (the “Senior Notes”) outstanding, which are discussed further below.

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

It is also important for you to consider that borrowings under our Facility comprise a substantial portion of our indebtedness, and that these borrowings are based on variable interest rates (as described below) that expose the Company to the risk that interest rates may increase. For information regarding the current variable interest rates of these borrowings, the potential impact on our interest expense from hypothetical increases in short term interest rates, and the former interest rate swap transaction, please see the discussion in Item 7A of this Report.

We are not a party to any material off-balance sheet arrangements.

Balance Sheet

Accounts receivable, net, were $163.4 million at December 31, 2023, compared to $182.8 million at January 1, 2023. The decrease of $19.4 million was primarily due to customer collections in 2023, including the impact of delays in customer billings from the Cyber Event, in which the due dates for those delayed billings were pushed from the fourth quarter of 2022 to the first quarter of 2023.

Inventories, net, were $279.1 million at December 31, 2023, compared to $306.3 million at January 1, 2023. The decrease of $27.2 million was primarily due to decreases in the cost of raw materials during the current year, lower manufacturing volume due to reduced customer demand, and improvements in working capital management.

Analysis of Cash Flows

The following table presents a summary of cash flows for fiscal years 2023, 2022 and 2021:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$142,034	$43,061	$86,689
Investing activities	(19,514)	(18,437)	(28,071)
Financing activities	(111,564)	(19,490)	(60,858)
Effect of exchange rate changes on cash	1,978	(4,822)	(3,561)
Net change in cash and cash equivalents	12,934	312	(5,801)
Cash and cash equivalents at beginning of period	97,564	97,252	103,053
Cash and cash equivalents at end of period	$110,498	$97,564	$97,252

We ended 2023 with $110.5 million in cash, an increase of $12.9 million during the year. The increase was primarily due to the following:

•Cash provided by operating activities was $142.0 million for 2023, which represents an increase of $99.0 million compared to 2022. The increase in operating cash flows was primarily due to a greater source of cash from working capital in 2023. Specifically, customer collections in 2023 contributed to a decrease in accounts receivable, primarily attributable to delays in customer billings from the Cyber Event, in which due dates for those delayed billings were pushed from the fourth quarter of 2022 to the first quarter of 2023. The 2022 comparable period also included a greater use of cash for working capital attributable to an increase in inventories compared with 2023.

•Cash used in investing activities was $19.5 million for 2023, which represents an increase of $1.1 million compared to 2022. The increase was primarily attributable to an increase in capital expenditures due to increased capital investment, partially offset by the proceeds of approximately $6.6 million from the sale of the Company’s Thailand real estate in 2023.

•Cash used in financing activities was $111.6 million for 2023, which represents an increase of $92.1 million compared to 2022. The year-over-year difference was primarily due to lower revolving loan borrowings combined with higher repayments of term loan borrowings in 2023 as a result of cash generated from operating activities as described above. Fiscal year 2022 also included repurchases of the Company’s common stock that did not occur in 2023, which partially offset the increased use of cash for financing activities in 2023 compared with 2022.

We ended 2022 with $97.6 million in cash, an increase of $0.3 million during the year. The increase was primarily due to the following:

•Cash provided by operating activities was $43.1 million for 2022, which represents a decrease of $43.6 million compared to 2021. The decrease was primarily due to a greater use of cash for working capital during 2022. Specifically, higher inventories as a result of higher raw material costs and input costs contributed to the greater use of cash for working capital in 2022. Higher variable compensation payouts in the first quarter of 2022 (related to 2021 performance) also contributed to the increased use of cash for 2022. Cash provided by operating activities in 2022 also was negatively impacted by delays in billings due to the Cyber Event, which pushed the due dates for those delayed billings from the fourth quarter of 2022 to the first quarter of 2023.

•Cash used in investing activities was $18.4 million for 2022, which represents a decrease of $9.6 million compared to 2021. The decrease was primarily due to reduced capital expenditures.

•Cash used in financing activities was $19.5 million for 2022, which represents a decrease of $41.4 million compared to 2021. The year-over-year difference was primarily due to higher revolving loan borrowings in 2022 as a source of cash to fund operating activities as described above, offset by a use of cash for repurchases of the Company’s common stock pursuant to a new share repurchase program adopted in the second quarter of 2022. Fiscal year 2021 also included higher repayments of approximately $60 million of term loan borrowings which contributed to a greater use of cash in that period.

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

Share Repurchases

In the second quarter of 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. No shares of common stock were repurchased during 2023 pursuant to this program. During 2022, the Company repurchased and retired an aggregate of 1,383,682 shares at a weighted average price of $12.41 per share, or $17.2 million, pursuant to this program.

As of December 31, 2023, approximately $82.8 million remains authorized pursuant to this program for future share repurchases. The program does not require the Company to repurchase a specific number or amount of shares, or to do so within any specific time periods.

Syndicated Credit Facility

In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our Facility. At December 31, 2023, the Facility provided the Company and certain of its subsidiaries with a multicurrency revolving loan facility up to $300 million, as well as other U.S. denominated and multicurrency term loans. On October 14, 2022, in connection with the fifth amendment to the Facility, the maturity date was extended to October 2027. Material terms under the Facility are discussed below. For additional information please see Note 9 entitled “Long-Term Debt” in Item 8 of this Report.

Interest Rates and Fees

Under the Facility, interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 2.00%, depending on the Company’s consolidated net leverage ratio (as defined in the Facility agreement) as of the most recently completed fiscal quarter. Interest on SOFR-based and alternative currency loans are charged at varying rates computed by applying a margin ranging from 1.25% to 3.00% over the applicable SOFR rate or alternative currency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee ranging from 0.20% to 0.40% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

Fees for commercial letters of credit are computed as 1.00% per annum of the amount available to be drawn under such letters of credit. Fees for standby letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 3.00% per annum of the amount available to be drawn under such standby letters of credit, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter.

LIBOR Transition

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

Senior Notes

As of December 31, 2023, the Company had $300 million of Senior Notes outstanding. The Senior Notes bear an interest rate at 5.50% per annum and mature on December 1, 2028. Interest is paid semi-annually on June 1 and December 1 of each year. Debt issuance costs associated with the Senior Notes are recorded as a reduction of long-term debt in the consolidated balance sheets and are amortized over the life of the outstanding debt.

The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $584 million for fiscal year 2023, $597 million for fiscal year 2022, and $594 million for fiscal year 2021. Total indebtedness of the non-guarantor subsidiaries was approximately $133 million as of December 31, 2023. Included in this $133 million is $103 million of indebtedness from the non-guarantor subsidiaries to guarantor subsidiaries, resulting from the dividend of an asset — a note receivable — by a non-guarantor subsidiary to a guarantor subsidiary. Total indebtedness of non-guarantor subsidiaries was approximately $43 million as of January 1, 2023. There was no indebtedness from non-guarantor subsidiaries to guarantor subsidiaries as of January 1, 2023. The Senior Notes can be redeemed on or after December 1, 2023, at specified redemption prices. See Note 9 entitled “Long-Term Debt” in Item 8 of this Report for additional information.
Forward-Looking Statements
The Company expects decreases in the cost of raw materials and freight to continue into fiscal year 2024, due to a stabilizing but still challenging supply chain environment. We expect these impacts will benefit our gross profit margins in 2024. We anticipate that a continuing slow post COVID recovery in China, slow market conditions in the rest of Asia, and significant financial pressures in the commercial office market globally will adversely impact our future performance and demand for our products.

Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including raw material availability and cost, demand for our products, and other factors described in “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

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

Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment is indicated. A loss is then recognized for the difference, if any, between the fair value of the asset (as estimated by management using its best judgment) and the carrying value of the asset. Management’s judgment in estimating the undiscounted cash flows based on market conditions and trends, and other industry specific metrics used in determining the fair value is subject to uncertainty. If actual market value is less favorable than that estimated by management, additional write-downs may be required.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short-term and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 31, 2023, and January 1, 2023, we had state net operating loss carryforwards of $192.1 million and $162.8 million, respectively. Certain of these state net operating loss carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2023 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

Goodwill. We review the carrying values of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying value of a reporting may exceed its fair value as set forth in Accounting Standards Codification 350 “Intangibles—Goodwill and Other”, as amended by Accounting Standards Update (“ASU”) 2017-04. We test goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. We utilize the present value of expected future cash flows and the guideline public company method to determine the estimated fair value of our reporting units. The present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The assumptions we use to estimate future cash flows and the development of any forecasts to be used in the fair value determination are subject to inherent risk and judgment. If we determine that the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If we determine that the carrying value of the reporting unit exceeds its estimated fair value, we measure the goodwill impairment charge based on the excess of the reporting unit’s carrying value over its fair value consistent with ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which we adopted on December 30, 2019.

During the fourth quarter of 2023, we performed our annual quantitative goodwill impairment testing. We focused our testing on the Americas reporting unit since it is the only reporting unit with an allocated goodwill balance. The allocated goodwill balances for our EMEA and Asia Pacific reporting units were written off in prior years as a result of goodwill impairment charges. The Company performed limited procedures for our EMEA and Asia Pacific reporting units during the 2023 goodwill testing to facilitate a reconciliation of market capitalization.

The annual quantitative goodwill testing performed in 2023 for our Americas reporting unit was consistent with our prior year methodology. The Company prepared valuations for the Americas reporting unit on both a market comparable methodology and an income methodology, utilizing a combination of the present value of expected future cash flows and the guideline public company method to determine the estimated fair value of the reporting unit. In preparing the valuation, past, present and future expectations of performance were considered, including our expectations for the short-term and long-term impacts of macroeconomic conditions, including inflation, and our expected financial performance, including planned revenue and operating income for the Americas reporting unit. The present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The discount rate used for the Americas reporting unit was 11.5% in 2023 compared to 13.5% in 2022, which fluctuated based on a risk premium assigned to estimates of expected future performance. There is inherent uncertainty associated with key assumptions and estimates used in our impairment testing, including the impact of macroeconomic conditions.

As a result of our 2023 annual goodwill testing, we determined that the fair value of our Americas reporting unit exceeded its carrying value by 71% at the 2023 measurement date, and therefore no impairment was indicated. The goodwill balance of $105.4 million at December 31, 2023, is allocated entirely to our Americas reporting unit.

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

During the fourth quarter of 2022, we performed our annual goodwill quantitative testing. We considered factors such as, but not limited to, our expectations for the short-term and long-term impacts of macroeconomic factors, including ongoing inflation, foreign currency exchange rates, and our expected financial performance, including planned revenue and operating income of each reporting unit. The discount rate used for each reporting unit ranged from 13.5% to 14.0%, which primarily fluctuated based on a country risk premium assigned to the geographical region of the reporting unit. For fiscal year 2022, we determined that the carrying value of our EMEA reporting unit exceeded its fair value and that the associated goodwill was impaired. We recorded a goodwill impairment charge of $29.4 million to write off all the goodwill allocated to our EMEA reporting unit as the excess of carrying value over fair value was higher than the recorded amount of goodwill for the reporting unit.

As of the 2022 measurement date, the fair value of our Americas reporting unit exceeded its carrying value by 71%, and the Americas reporting unit was not impaired. The Americas reporting unit had a goodwill balance of $102.4 million at the end of fiscal 2022. The goodwill balance allocated to our Asia-Pacific reporting unit was previously written off in connection with the 2020 goodwill impairment.

During the fourth quarter of 2021, we performed the annual goodwill impairment test consistent with prior years and the methodology described above, and all reporting units that had a goodwill balance were noted to have a fair value that exceeded their carrying value.
See Note 12 entitled “Goodwill and Other Intangible Assets” of Part II, Item 8 of this Annual Report for additional information.

Inventories. We determine the value of inventories using the lower of cost or net realizable value. We write down inventories for the difference between the carrying value of the inventories and their net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

Management’s judgment in estimating our reserves for inventory obsolescence is based on continuous examination of our inventories to determine if there are indicators that carrying values exceed net realizable values. Experience has shown that significant indicators that could require the need for additional inventory write-downs are the age of the inventory, the length of its product life cycles, anticipated demand for our products and current economic conditions. While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences may continue to change, and we could experience additional inventory write-downs in the future. Our inventory reserve on December 31, 2023 and January 1, 2023, was $34.0 million and $28.5 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2023 net income would be higher or lower by approximately $2.4 million, on an after-tax basis.

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

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(24.5)
1% decrease in actuarial assumption for discount rate	30.4

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(1.9)
1% decrease in actuarial assumption for discount rate	2.2

Allowances for Expected Credit Losses. We maintain allowances for expected credit losses resulting from the inability of customers to make required payments. Estimating the amount of future expected losses requires us to consider historical losses from our customers, as well as current market conditions and future forecasts of our customers’ ability to make payments for goods and services. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for expected credit losses on December 31, 2023 and January 1, 2023, was $3.0 million and $4.0 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2023 net income would be higher or lower by approximately $0.2 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. Similar limited warranties are provided on certain attributes of our rubber and LVT products, typically for a period of 5 to 15 years. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and future expectations and periodically adjust these provisions to reflect changes in actual experience. Our warranty and sales allowance reserve on December 31, 2023 and January 1, 2023, was $4.3 million and $2.1 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2023 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

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

From time to time, we employ derivative financial instruments as risk management tools and not for speculative or trading purposes. We monitor the use of derivative financial instruments through objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. We have established strict counter-party credit guidelines and enter into transactions only with financial institutions with a rating of investment grade or better. As a result, we consider the risk of counter-party default to be minimal. There were no active derivative instruments as of December 31, 2023.

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on our variable rate debt. To mitigate the impact of fluctuations in interest rates, our management monitors interest rates and has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters, subject to approval by our Board of Directors. In addition, from time to time, we may enter into derivative transactions, such as interest rate swaps, in order to manage exposure to interest rate fluctuations. There were no active interest rate derivative instruments as of December 31, 2023.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Northern Ireland, the Netherlands, Germany, China, and Australia, and we sell our products in more than 100 countries. As a result, our financial results have been, and could be, significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the Euro, British Pound sterling, Canadian dollar, Australian dollar and Chinese Renminbi. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. To mitigate the impact of fluctuations in foreign currency exchange rates, we may enter into derivative transactions from time to time, such as forward contracts and foreign currency options. There were no active foreign currency derivative instruments as of December 31, 2023.

During 2023, we recognized a $19.2 million decrease in our accumulated other comprehensive loss – foreign currency translation adjustment account compared with January 1, 2023, primarily due to the strengthening of the Euro against the U.S. dollar in 2023, partially offset by the weakening of the Australian dollar and Chinese Renminbi against the U.S. dollar.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 31, 2023. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

As discussed above, our Facility is comprised of a combination of term loan and revolving loan borrowings. The following table summarizes our market risks associated with our variable rate debt obligations under the Facility and fixed rate Senior Notes debt as of December 31, 2023. For debt obligations, the table presents principal cash flows by year of maturity.

Rate-Sensitive Liabilities	2024	2025	2026	2027	2028	Total	Fair Value
	(in thousands)
Long-term Debt:
Variable Rate	$8,572	$8,572	$8,572	$95,942	$—	$121,658	$121,658
Fixed Rate	—	—	—	—	300,000	300,000	281,991

Our weighted average interest rate for our outstanding borrowings under the Facility as of December 31, 2023 and January 1, 2023 was 6.61% and 5.78%, respectively.

An increase in our effective interest rate of 1% on our variable rate debt would increase annual interest expense by approximately $1.2 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should continue to manage such exposures through any future interest rate swap transactions. The carrying value of the Company’s borrowings under our Facility approximates fair value as the Facility bears variable interest rates that are similar to existing market rates. Based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $11.6 million. Conversely, a 100-basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $12.2 million.

Foreign Currency Exchange Rate Risk

As of December 31, 2023, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our short-term financial instruments (primarily cash, accounts receivable and accounts payable) of approximately $12.1 million or an increase in the fair value of our financial instruments of approximately $14.8 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	FISCAL YEAR
	2023	2022	2021
Net sales	$1,261,498	$1,297,919	$1,200,398
Cost of sales	820,429	860,186	767,665
Gross profit	441,069	437,733	432,733

Selling, general and administrative expenses	339,049	324,190	324,315
Restructuring, asset impairment, other (gains) and charges	(2,502)	1,965	3,621
Goodwill and intangible asset impairment charge	—	36,180	—

Operating income	104,522	75,398	104,797

Interest expense	31,787	29,929	29,681
Other expense, net	9,081	3,552	2,483

Income before income tax expense	63,654	41,917	72,633
Income tax expense	19,137	22,357	17,399

Net income	$44,517	$19,560	$55,234

Earnings per share – basic	$0.77	$0.33	$0.94
Earnings per share – diluted	$0.76	$0.33	$0.94

Common shares outstanding – basic	58,092	58,865	58,971
Common shares outstanding – diluted	58,335	58,865	58,971

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	FISCAL YEAR
	2023	2022	2021
Net income	$44,517	$19,560	$55,234
Other comprehensive income (loss), after tax:
Foreign currency translation adjustment	19,185	(38,334)	(40,110)
Reclassification from accumulated other comprehensive loss – discontinued cash flow hedge	749	1,973	3,468
Pension liability adjustment	(6,468)	26,340	15,400
Other comprehensive income (loss)	13,466	(10,021)	(21,242)

Comprehensive income	$57,983	$9,539	$33,992

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	END OF FISCAL YEAR
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$110,498	$97,564
Accounts receivable, net	163,386	182,807
Inventories, net	279,079	306,327
Prepaid expenses and other current assets	30,895	30,339
Total current assets	583,858	617,037
Property, plant and equipment, net	291,140	297,976
Operating lease right-of-use assets	87,519	81,644
Deferred tax asset	21,721	17,767
Goodwill	105,448	102,417
Intangible assets, net	56,255	59,778
Other assets	84,154	89,884

Total assets	$1,230,095	$1,266,503

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$62,912	$78,264
Accrued expenses	130,890	120,138
Current portion of operating lease liabilities	12,347	11,857
Current portion of long-term debt	8,572	10,211
Total current liabilities	214,721	220,470
Long-term debt	408,641	510,003
Operating lease liabilities	78,269	72,305
Deferred income taxes	33,832	38,662
Other long-term liabilities	68,685	63,526

Total liabilities	804,148	904,966

Commitments and contingencies (Note 18)

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at December 31, 2023 and January 1, 2023	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,112 and 58,106 shares issued and outstanding at December 31, 2023 and January 1, 2023, respectively	5,811	5,811
Additional paid-in capital	252,909	244,159
Retained earnings	320,833	278,639
Accumulated other comprehensive loss – foreign currency translation	(119,590)	(138,775)
Accumulated other comprehensive loss – cash flow hedge	—	(749)
Accumulated other comprehensive loss – pension liability	(34,016)	(27,548)

Total shareholders’ equity	425,947	361,537

Total liabilities and shareholders’ equity	$1,230,095	$1,266,503

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FISCAL YEAR
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$44,517	$19,560	$55,234
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,774	40,337	46,345
Share-based compensation expense	10,265	8,527	5,467
(Gain) loss on disposal of property, plant and equipment, net	(2,252)	4,319	4,427
Loss on foreign subsidiary liquidation	6,221	—	—
Bad debt expense	53	26	(263)
Deferred income taxes and other	(8,809)	13,414	(16,379)
Amortization of acquired intangible assets	5,172	5,038	5,636
Goodwill and intangible asset impairment	—	36,180	—
Working capital changes:
Accounts receivable	21,798	(17,489)	(36,096)
Inventories	31,040	(49,651)	(47,074)
Prepaid expenses and other current assets	(302)	7,020	(4,800)
Accounts payable and accrued expenses	(6,443)	(24,220)	74,192
Cash provided by operating activities	142,034	43,061	86,689

INVESTING ACTIVITIES:
Capital expenditures	(26,107)	(18,437)	(28,071)
Proceeds from sale of property, plant and equipment	6,593	—	—
Cash used in investing activities	(19,514)	(18,437)	(28,071)

FINANCING ACTIVITIES:
Revolving loan borrowing	90,000	206,031	76,000
Revolving loan repayments	(114,381)	(189,281)	(71,500)
Term loan repayments	(80,927)	(13,191)	(60,485)
Repurchase of common stock	—	(17,171)	—
Dividends paid	(2,323)	(2,355)	(2,362)
Tax withholding payments for share-based compensation	(1,514)	(402)	(193)
Debt issuance costs	—	(1,032)	(36)
Finance lease payments	(2,419)	(2,089)	(2,282)
Cash used in financing activities	(111,564)	(19,490)	(60,858)

Net cash provided by (used in) operating, investing and financing activities	10,956	5,134	(2,240)
Effect of exchange rate changes on cash	1,978	(4,822)	(3,561)

CASH AND CASH EQUIVALENTS:
Net increase (decrease)	12,934	312	(5,801)
Balance, beginning of year	97,564	97,252	103,053

Balance, end of year	$110,498	$97,564	$97,252

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Interface is a global flooring company specializing in carbon neutral carpet tile and resilient flooring, including luxury vinyl tile (“LVT”), and nora® rubber flooring. The Company manufactures modular carpet focusing on the high quality, designer-oriented sector of the market, sources resilient flooring including LVT from third parties and focuses on the same sector of the market, and provides specialized carpet replacement, installation and maintenance services. The Company also manufactures and sells resilient rubber flooring.

The Company has determined that it has two operating and reportable segments – namely Americas (“AMS”) which includes the United States, Canada and Latin America geographic areas, and Europe, Africa, Asia and Australia (collectively “EAAA”). See Note 20 entitled “Segment Information” for additional information.

Cybersecurity Event
On November 20, 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems (the “Cyber Event”). In response to this Cyber Event, we notified law enforcement and took steps to supplement existing security monitoring, including scanning and protective measures. The investigation of the Cyber Event was completed during 2023.
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All of our subsidiaries are wholly-owned, and we are not a party to any joint venture, partnership or other variable interest entity that would potentially qualify for consolidation. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples include provisions for returns, bad debts, product claims reserves, inventory obsolescence and the length of product life cycles, accruals associated with restructuring activities, income tax exposures and valuation allowances, and the carrying value of goodwill, intangible assets and property, plant and equipment. Actual results could vary from these estimates.

Risks and Uncertainties
Global economic challenges, including the impacts of the Russia-Ukraine and Israel-Hamas wars, inflation, supply chain disruptions, and the slow post COVID-19 recovery in China could cause economic uncertainty and volatility. In connection with the Cyber Event discussed above, security breaches may expose us to fines and other liabilities to the extent sensitive data stored in our IT systems, including data related to customers, suppliers or employees, are misappropriated. Any potential fine or other liability is not probable nor estimable at this time. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein, including the goodwill and intangible asset assessments and impairments discussed in Note 12 entitled “Goodwill and Other Intangible Assets.” These uncertainties could result in a future material adverse effect to the Company’s financial statements if actual results differ from these estimates.

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

Revenue Recognized from Contracts with Customers

Contracts with customers typically take the form of invoices for purchase of materials from the Company. Customer payment terms vary by region and are typically less than 60 days. The performance obligation is the delivery of these materials to the customer’s control. Revenue from the sale of modular carpet, resilient flooring, rubber flooring, and related products (TacTiles installation materials, etc.) was approximately 98% of the Company’s total revenue in 2023, approximately 97% of the Company’s total revenue in 2022, and approximately 98% of the Company’s total revenue in 2021. The revenue from sales of these products is recognized upon shipment, or in certain cases, upon delivery to the customer. The transaction price for these sales is readily identifiable. The remaining revenue of approximately 2% for 2023, approximately 3% for 2022, and approximately 2% for 2021 was generated from the installation of carpet and other flooring-related material.

For installation projects underway, the Company recognized installation revenue over time based on a project cost input method as the customer simultaneously received and consumed the benefit of the services. The installation of the carpet and related products is a separate performance obligation from the sale of carpet. The majority of these projects are completed within five days of the start of installation. The transaction price for these sale and installation contracts is readily determinable between flooring material and installation services and typically is specifically identified in the contract with the customer.

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

Performance Obligations

As noted above, the Company primarily generates revenue through the sale of flooring material to end users either upon shipment or upon arrival of the product at its destination. In these instances, there typically is no other obligation to the customers other than the delivery of flooring material, with the exception of warranty. The Company does offer a warranty to its customers which guarantees certain on-floor performance characteristics and warrants against manufacturing defects. The warranty is not a service warranty, and there is no ability to separate the warranty obligation from the sale of the flooring or purchase it separately. The Company’s incidence of warranty claims is extremely low, with less than 0.5% of revenue in claims on an annual basis for the last three fiscal years. Given the nature of the warranty as well as the financial impact, the Company has determined that there is no need to identify this warranty as a separate performance obligation, and the Company accounts for warranty on an accrual basis.

For the Company’s installation business, the sales of carpet and other flooring materials and installation services are separate deliverables which under the revenue recognition requirements should be characterized as separate performance obligations. The nature of the installation projects is such that the vast majority – an amount in excess of 85% of these installation projects – are completed in less than five days. The Company’s largest installation customers are retail, education and corporate customers, and these are on a project-by-project basis and are short-term installations. The Company has evaluated these projects at the end of each reporting period and recorded revenue in accordance with the accounting standards for projects which were underway as of the end of 2023, 2022 and 2021.

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

Advertising and Promotion

The Company’s advertising and promotional activities primarily consist of product samples, printed materials, digital marketing, trade shows, and customer events. Advertising and promotional costs are expensed when the advertising / promotional activity first takes place. Advertising and promotional expenses were $34.6 million, $31.3 million and $28.4 million for the years 2023, 2022 and 2021, respectively, and were recorded in selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and are included in SG&A expenses and cost of sales in the consolidated statements of operations. Research and development expense includes costs associated with the development of new products as well as the improvement and enhancement of existing products. Research and development expense was $17.0 million, $19.1 million, and $19.3 million for the years 2023, 2022 and 2021, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. Significant concentrations of credit risk may arise from the Company’s cash maintained at various banks, as from time to time cash balances may exceed the FDIC limits. The Company did not hold any significant amounts of cash equivalents and short-term investments at December 31, 2023 and January 1, 2023.

Supplemental Cash Flow Information

Cash payments for interest amounted to approximately $28.8 million, $25.1 million, and $22.9 million for the years 2023, 2022 and 2021, respectively. Income tax payments amounted to approximately $25.8 million, $31.4 million and $23.1 million for the years 2023, 2022 and 2021, respectively. During the years 2023, 2022 and 2021, the Company received income tax refunds of $2.5 million, $12.4 million and $5.4 million, respectively.

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
The Company made an accounting policy election to exclude leases with an initial term of 12 months or less from the calculation of the right-of-use asset and lease liability recorded on the consolidated balance sheets. These leases primarily represent month-to-month operating leases for equipment where we were reasonably certain that we would not elect an option to extend the lease. The Company also made an accounting policy election not to separate lease and non-lease components for all asset classes and accounts for the lease payments as a single component.

Property, Plant and Equipment and Long-Lived Assets

Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; equipment, furniture and fixtures – three to twelve years; and computer software – three to six years. Certain manufacturing equipment in our Weinheim manufacturing facility have estimated useful lives up to twenty-five years. Leasehold improvements are depreciated over the shorter of the asset life or lease term, generally between three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Total depreciation expense amounted to approximately $35.9 million, $36.3 million, and $41.9 million for the years 2023, 2022 and 2021, respectively.

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

Goodwill and Other Intangible Assets

In accordance with applicable accounting standards, the Company tests goodwill for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarters of 2023, 2022 and 2021, the Company performed the annual goodwill impairment test. The Company tests goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. In performing the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. See Note 12 entitled “Goodwill and Other Intangible Assets” for additional information.

Trademark and trade name intangible assets acquired in connection with the nora acquisition are not subject to amortization, but are tested for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the annual tests performed in 2023, 2022, and 2021, the Company prepared valuations of the intangible assets using the present value of cash flows under the relief from royalty method, which were compared to the carrying value of intangible assets to determine whether any impairment existed. See Note 12 entitled “Goodwill and Other Intangible Assets” for additional information.

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

The Company records a provision related to warranty costs based on historical experience and future expectations and periodically adjusts these provisions to reflect changes in actual experience. Warranty and sales allowance reserves amounted to $4.3 million and $2.1 million as of December 31, 2023 and January 1, 2023, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets.

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

The Company has elected to account for tax effects of the global intangible low-taxed income (“GILTI”) in the period when incurred, and therefore has not provided any deferred tax impacts for these provisions in its consolidated financial statements.

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

Translation of Foreign Currencies

The financial position and results of operations of most of the Company’s foreign subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated each month at average monthly exchange rates throughout the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture or substantial liquidation of a foreign subsidiary, the related foreign currency translation results are reclassified from equity to income. Foreign exchange translation gains (losses) were $19.2 million, $(38.3) million, and $(40.1) million for the years 2023, 2022 and 2021, respectively.

Earnings per Share

Basic earnings per share is computed based on the average number of common shares outstanding, including participating securities. Diluted earnings per share reflects the potential increase in average common shares outstanding that would result from share-based awards or the assumed exercise of outstanding stock options, calculated using the treasury stock method. See Note 15 entitled “Earnings Per Share” for additional information.

Share-Based Compensation

The Company has share-based employee compensation plans, which are described more fully in Note 14 entitled “Shareholders' Equity.”

The Company recognizes expense related to its restricted stock, restricted share unit and performance share grants based on the grant date fair value of the shares awarded, as determined by its market price at date of grant.

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

Reclassifications

Prior period amounts for goodwill and intangible assets, net, in the consolidated balance sheets have been reclassified to conform with the current period presentation. Additionally, prior period amounts for the major classes of assets representing property, plant and equipment, as disclosed in Note 7 entitled “Property, Plant and Equipment,” have been reclassified to conform with the current presentation. These reclassifications had no effect on total assets as previously reported.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2023,” “2022,” and “2021,” mean the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively. Fiscal years 2023, 2022 and 2021 were each comprised of 52 weeks.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements – Adopted
In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement — Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), Compensation — Stock Compensation (Topic 718).” This ASU amends various paragraphs in the accounting codification pursuant to the issuance of Commission Staff Accounting Bulletin (“SAB”) number 120. The ASU provides clarifying guidance related to employee and non-employee share-based payment accounting, including guidance related to spring-loaded awards. ASU 2023-03 was effective upon issuance. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” This ASU clarifies that a contractual restriction on the sale of an equity security is not considered in measuring fair value. The ASU also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. Early adoption was permitted. The Company adopted this standard on April 2, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires public entities on an annual basis to disclose a rate reconciliation with explicit categories, as outlined in the ASU, and requires additional disclosures for reconciling items that meet certain quantitative thresholds. Other disclosures include disaggregation of income taxes paid, pre-tax income, and income tax expense. The new guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU to its income tax disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires additional disclosures in annual and interim periods for significant segment expenses included in the measure of segment profit provided to the chief operating decision maker (“CODM”). Disclosure of other segment items by reportable segment as well as a description of its composition is also required. The new guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU to its segment disclosures.

NOTE 3 – REVENUE RECOGNITION

The Company generates revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material, and from the installation of carpet and other flooring-related material. A summary of these revenue streams, as a percentage of net sales, for fiscal years 2023, 2022 and 2021 is a follows:

	Fiscal Year
	2023	2022	2021
Revenue from the sale of flooring material	98%	97%	98%
Revenue from installation of flooring material	2%	3%	2%

Disaggregation of Revenue

For fiscal years 2023, 2022 and 2021, revenue from the Company’s customers is broken down by geography as follows:

	Fiscal Year
Geography	2023	2022	2021
Americas	58.4%	58.0%	54.3%
Europe	30.1%	29.2%	31.7%
Asia-Pacific	11.5%	12.8%	14.0%

Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 20 entitled “Segment Information” for additional information.

NOTE 4 – RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for expected credit losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in a change in their ability to make payments, additional allowances may be required. As of December 31, 2023, and January 1, 2023, the allowance for expected credit losses amounted to $3.0 million and $4.0 million, respectively, for all accounts receivable of the Company.

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

The following table presents the carrying values and estimated fair values, including the level within the fair value hierarchy, of certain financial instruments:

	December 31, 2023			January 1, 2023
	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)
	(in thousands)
Assets:
Company-owned life insurance	$22,788	$—	$22,788	$22,616	$—	$22,616
Deferred compensation investments	28,417	9,200	19,217	27,610	11,003	16,607

Liabilities(1):
Borrowings under Syndicated Credit Facility(2)	$121,658	$—	$121,658	$226,332	$—	$226,332
5.50% Senior Notes due 2028(3)	300,000	—	281,991	300,000	—	248,652

(1) Carrying values are presented gross, excluding the impact of unamortized debt issuance costs and including amounts presented as current liabilities on the consolidated balance sheets.
(2) Unamortized debt issuance costs associated with term loan borrowings under the Syndicated Credit Facility, recorded as a reduction of long-term debt in the consolidated balance sheets, were $1.0 million and $1.9 million as of December 31, 2023 and January 1, 2023, respectively.
(3) Unamortized debt issuance costs associated with the Senior Notes, recorded as a reduction of long-term debt in the consolidated balance sheets, were $3.4 million and $4.2 million as of December 31, 2023 and January 1, 2023, respectively.

Company-Owned Life Insurance

The fair value of Company-owned life insurance is measured on a readily determinable cash surrender value on a recurring basis. Company-owned life insurance is recorded at fair value within other assets in the consolidated balance sheets. Changes in the fair value of Company-owned life insurance are recognized in SG&A expenses in the consolidated statements of operations.

Deferred Compensation Investments

Assets associated with the Company’s nonqualified savings plans are held in a rabbi trust and consist of investments in mutual funds and insurance contracts. The fair value of the mutual funds is derived from quoted prices in active markets. The fair value of the insurance contracts is based on observable inputs related to the performance measurement funds that shadow the deferral investment allocations made by participants in the nonqualified savings plans. These investments are recorded at fair value within other assets in the consolidated balance sheets. Changes in the fair value of the investments associated with the nonqualified savings plans are recognized in SG&A expenses in the consolidated statements of operations. See Note 19 entitled “Employee Benefit Plans” for additional information on the Company’s nonqualified savings plans.

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

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	End of Fiscal Year
	2023	2022
	(in thousands)
Finished goods	$201,821	$209,478
Work-in-process	20,892	15,463
Raw materials	56,366	81,386
Inventories, net	$279,079	$306,327

Reserves for inventory obsolescence amounted to $34.0 million and $28.5 million as of December 31, 2023 and January 1, 2023, respectively, and have been netted against amounts presented above.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	End of Fiscal Year
	2023	2022
	(in thousands)
Land	$15,810	$16,307
Buildings and improvements	162,359	169,370
Equipment, furniture and fixtures(1)	533,418	511,916
Computer software	66,792	66,826
Construction-in-progress(2)	21,577	24,066

	799,956	788,485
Accumulated depreciation and amortization(3)	(508,816)	(490,509)

Property, plant and equipment, net	$291,140	$297,976

(1) Includes $11.9 million and $9.9 million of leased equipment for 2023 and 2022, respectively.
(2) Construction-in-progress costs are presented as a separate asset category. Amounts for 2022, that were previously allocated to each asset class, have been reclassified to conform to the current presentation.
(3) Includes $4.7 million and $4.1 million of accumulated amortization on leased equipment for 2023 and 2022, respectively.

Assets Disposed

On September 8, 2021, the Company announced a restructuring plan that involved the closure of its manufacturing facility in Thailand and committed to a plan to sell the Thailand facility in connection with this restructuring plan. See Note 16 entitled “Restructuring and Other” for additional information.

During the second quarter of 2023, the Company completed the sale of the Thailand facility for a selling price of $6.6 million and recognized a gain of $2.7 million, which is recorded in restructuring, asset impairment, other (gains) and charges in the consolidated statements of operations and is attributable to the EAAA reportable segment.

The Company determined that the Thailand facility sale did not meet the criteria for classification as discontinued operations.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	End of Fiscal Year
	2023	2022
	(in thousands)
Compensation	$87,265	$80,215
Interest	1,338	2,033
Restructuring	—	456
Taxes	18,300	17,092
Accrued purchases	5,141	4,609
Warranty and sales allowances	4,302	2,091
Other	14,544	13,642
Accrued expenses	$130,890	$120,138

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following:

	December 31, 2023		January 1, 2023
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$—	—%	$24,250	5.29%
Term loan borrowings	121,658	6.61%	202,082	5.84%
Total borrowings under Syndicated Credit Facility	121,658	6.61%	226,332	5.78%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	421,658		526,332
Less: Unamortized debt issuance costs	(4,445)		(6,118)

Total debt, net	417,213		520,214
Less: Current portion of long-term debt	(8,572)		(10,211)

Total long-term debt, net	$408,641		$510,003

(1) Represents the weighted average rate of interest for borrowings under the Syndicated Credit Facility and the stated rate of interest for the 5.50% Senior Notes due 2028, without the effect of debt issuance costs.

Syndicated Credit Facility

The Company’s Facility provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving credit facility. At December 31, 2023, the Facility provided to the Company and certain of its subsidiaries a multicurrency revolving loan facility up to $300.0 million, as well as other U.S. denominated and multicurrency term loans. At December 31, 2023, the Company had available borrowing capacity of $298.4 million under the revolving loan facility.

Significant Facility Amendments

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

In connection with the fifth amendment, the Company recognized a loss on extinguishment of debt of $0.1 million within interest expense in the consolidated statement of operations and recorded approximately $1.0 million of debt issuance costs. Of this amount, approximately $0.4 million of debt issuance costs associated with term loan borrowings was recorded as a reduction of long-term debt, and approximately $0.7 million of debt issuance costs associated with revolving loan borrowings was recorded in other assets in the consolidated balance sheets.

Interest Rates and Fees

Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 2.00%, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on SOFR-based and alternative currency loans are charged at varying rates computed by applying a margin ranging from 1.25% to 3.00% over the applicable SOFR rate or alternative currency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee ranging from 0.20% to 0.40% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

Fees for commercial letters of credit are computed as 1.00% per annum of the amount available to be drawn under such letters of credit. Fees for standby letters of credit are charged at varying rates computed by applying a margin ranging from 1.25% to 3.00% per annum of the amount available to be drawn under such standby letters of credit, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter.

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

As of both December 31, 2023 and January 1, 2023, the Company had $1.6 million in letters of credit outstanding under the Facility.

Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings. The amortization payments are due on the last day of the calendar quarter.

The Company is in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

Senior Notes due 2028

As of December 31, 2023, the Company had $300.0 million of Senior Notes outstanding. The Senior Notes bear an interest rate at 5.50% per annum and mature on December 1, 2028. Interest is paid semi-annually on June 1 and December 1 of each year.

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

In addition, the Company had the option to redeem up to 35% of the aggregate principal amount of the Senior Notes before December 1, 2023 with the proceeds of certain equity offerings at a redemption price of 105.50%, plus accrued and unpaid interest, if any, to (but excluding) the redemption date. The Company also had the option to redeem all or a part of the Senior Notes before December 1, 2023, at a price equal to 100% of the principal amount plus accrued and unpaid interest, if any, to (but excluding) the redemption date, plus a make-whole premium. The Company did not elect to redeem the Senior Notes, in whole or in part, before December 1, 2023.

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

Debt Issuance Costs

Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. These fees are amortized straight-line, which approximates the effective interest method, and over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are amortized. As of December 31, 2023 and January 1, 2023, the unamortized debt issuance costs recorded as a reduction of long-term debt were $4.4 million and $6.1 million, respectively. Expenses related to such costs for the years 2023, 2022 and 2021 amounted to $1.7 million, $1.2 million, and $1.6 million, respectively.

Debt issuance costs related to the issuance of revolving debt, which include underwriting, legal and other direct costs, net of accumulated amortization, were $1.4 million and $1.8 million, as of December 31, 2023 and January 1, 2023, respectively. These amounts are included in other assets in the Company’s consolidated balance sheets. The Company amortizes these costs over the life of the related debt. Expenses related to such costs amounted to $0.4 million for each of the years 2023, 2022 and 2021.

Future Maturities

The aggregate maturities of borrowings for each of the five fiscal years subsequent to 2023 are as follows:

Fiscal Year	Amount
(in thousands)
2024	$8,572
2025	8,572
2026	8,572
2027	95,942
2028	300,000
Total debt	$421,658
Total long-term debt in the consolidated balance sheets includes a reduction for unamortized debt issuance costs of $4.4 million which are excluded from the maturities table above.

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

Cash Flow Interest Rate Swaps

In the fourth quarter of 2020, the Company terminated its designated interest rate swap transactions with a total notional value of $250 million. Hedge accounting was also discontinued at that time. Losses recorded in accumulated other comprehensive loss for these terminated interest rate swaps are reclassified and recorded in the consolidated statements of operations to the extent it is probable that a portion of the original forecasted transactions related to the portion of the hedged debt repaid will not occur by the end of the originally specified time period. See Note 21 entitled “Items Reclassified From Accumulated Other Comprehensive Loss” for additional information.

As of December 31, 2023, all amounts related to the terminated interest rate swaps have been recognized in the consolidated statements of operations, and there was no remaining balance in accumulated other comprehensive loss associated with the terminated interest rate swaps. As of January 1, 2023, the remaining accumulated other comprehensive loss associated with the terminated interest rate swaps to be amortized to earnings over the remaining term of the interest rate swaps prior to termination, before tax, was $1.0 million.

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

As of December 31, 2023, there were no significant leases that had not commenced.

The table below represents a summary of the balances recorded in the consolidated balance sheets related to the Company’s leases as of December 31, 2023 and January 1, 2023:

	December 31, 2023		January 1, 2023
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$87,519		$81,644

Current portion of operating lease liabilities	$12,347		$11,857
Operating lease liabilities	78,269		72,305
Total operating lease liabilities	$90,616		$84,162

Property, plant and equipment, net		$7,236		$5,845

Accrued expenses		$2,587		$2,101
Other long-term liabilities		5,035		4,138
Total finance lease liabilities		$7,622		$6,239

Lease Costs

	Fiscal Year
	2023	2022	2021
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$2,808	$2,238	$2,653
Interest on lease liabilities	319	164	140
Operating lease cost	18,850	18,916	21,581
Short-term lease cost	1,143	849	977
Variable lease cost	2,509	2,692	2,831
Total lease cost	$25,629	$24,859	$28,182

Other Supplemental Information

	Fiscal Year
	2023	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$237	$128	$108
Operating cash flows from operating leases	15,552	18,080	22,210
Financing cash flows from finance leases	2,419	2,089	2,282
Right-of-use assets obtained in exchange for new finance lease liabilities	3,612	3,436	3,259
Right-of-use assets obtained in exchange for new operating lease liabilities	15,561	9,307	13,330

Lease Term and Discount Rate

The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of December 31, 2023 and January 1, 2023:

	End of Fiscal Year
	2023	2022
Weighted-average remaining lease term – finance leases (in years)	3.70	3.82
Weighted-average remaining lease term – operating leases (in years)	8.29	9.29
Weighted-average discount rate – finance leases	5.51%	3.79%
Weighted-average discount rate – operating leases	6.25%	5.89%

Maturity Analysis

A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2024	$16,955	$2,921
2025	16,287	2,111
2026	16,196	1,545
2027	13,417	1,105
2028	10,930	570
Thereafter	43,725	244
Total future minimum lease payments (undiscounted)	117,510	8,496
Less: Present value discount	(26,894)	(874)
Total lease liabilities	$90,616	$7,622

NOTE 12 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company has two operating and reportable segments – namely AMS and EAAA. See Note 20 entitled “Segment Information” for additional information. The Company tests goodwill for impairment at least annually at the reporting unit level. The Company’s reporting units consist of (1) the Americas, (2) Europe, Middle East and Africa (“EMEA”), and (3) Asia-Pacific. The Americas reporting unit is the same as the AMS reportable segment, and the EMEA and Asia-Pacific reporting units are one level below the EAAA reportable segment.

During the fourth quarter of 2023, we performed our annual quantitative goodwill impairment testing. We focused our testing on the Americas reporting unit since it is the only reporting unit with an allocated goodwill balance. The allocated goodwill balances for our EMEA and Asia-Pacific reporting units were written off in prior years as a result of goodwill impairment charges. The Company performed limited procedures for our EMEA and Asia-Pacific reporting units during the 2023 goodwill testing to facilitate a reconciliation of market capitalization.

The annual quantitative goodwill impairment testing performed in 2023 for our Americas reporting unit was consistent with our prior year methodology. The Company prepared valuations for the Americas reporting unit on both a market comparable methodology and an income methodology, utilizing a combination of the present value of expected future cash flows and the guideline public company method to determine the estimated fair value of the reporting unit. In preparing the valuation, past, present and future expectations of performance were considered, including our expectations for the short-term and long-term impacts of macroeconomic conditions, including inflation, and our expected financial performance, including planned revenue and operating income for the Americas reporting unit. The present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The discount rate used for the Americas reporting unit was 11.5% in 2023 compared to 13.5% in 2022, which fluctuated based on a risk premium assigned to estimates of expected future performance. There is inherent uncertainty associated with key assumptions and estimates used in our impairment testing, including the impact of macroeconomic conditions.

As a result of our 2023 annual goodwill impairment testing, we determined that the fair value of our Americas reporting unit exceeded its carrying value by 71% at the 2023 measurement date, and therefore no impairment was indicated. The goodwill balance of $105.4 million at December 31, 2023 is allocated to our Americas reporting unit.

During the fourth quarter of 2022, the Company performed the annual goodwill impairment test, consistent with prior years. The Company performed this test at the reporting unit level, which is an operating segment or one level below the operating segment level. In performing the impairment testing for each reporting unit, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered, including the ongoing impact of the COVID-19 pandemic in 2022. As a result of our 2022 testing, we determined that the carrying value of our EMEA reporting unit exceeded its fair value and that the associated goodwill was impaired at the measurement date. We recorded a goodwill impairment charge of $29.4 million in 2022 to write off all the goodwill allocated to our EMEA reporting unit, as the excess of carrying value over fair value exceeded the recorded amount of goodwill for the EMEA reporting unit. Macroeconomic factors, including inflation, foreign currency exchange rates, and the expected impact to planned revenue and operating income contributed to the lower estimated fair value of our EMEA reporting unit. Higher discount rates also contributed to the lower fair value of our reporting units. We determined that the fair value of our Americas reporting unit exceeded its carrying value by 71% at the 2022 measurement date, and therefore no impairment was indicated. The remaining goodwill balance of $102.4 million at January 1, 2023, was allocated to our Americas reporting unit. The goodwill balance allocated to our Asia-Pacific reporting unit was previously written off in connection with the 2020 goodwill impairment.

During the fourth quarter of 2021, we performed the annual goodwill impairment test consistent with prior years and the methodology described above, and all reporting units that had a goodwill balance were noted to have a fair value that exceeded their carrying value.

The ending balances and the changes in the carrying amounts of goodwill allocated to each reportable segment for the years ended December 31, 2023 and January 1, 2023 are as follows(1):

	AMS	EAAA	Total
	(in thousands)
Goodwill balance, at January 2, 2022	$108,505	$38,520	$147,025
Impairment	—	(29,384)	(29,384)
Foreign currency translation(2)	(6,088)	(9,136)	(15,224)
Goodwill balance, at January 1, 2023	102,417	—	102,417
Foreign currency translation(2)	3,031	—	3,031
Goodwill balance, at December 31, 2023	$105,448	$—	$105,448

(1) Goodwill balances are presented net of cumulative impairment losses of $358.5 million as of both December 31, 2023 and January 1, 2023, and $329.1 million as of January 2, 2022. The cumulative impairment losses include impairment charges recognized prior to 2020 related to discontinued operations that were allocated to the current reportable segments on a proportionate basis.
(2) A portion of the goodwill balance allocated to the AMS reportable segment is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.

Other Intangible Assets

During the fourth quarter of 2023, the Company performed its annual impairment testing of the trademark and trade name intangible assets and determined that no impairment existed at the 2023 measurement date.

In the fourth quarter of 2022, we determined that the trademark and trade name intangible assets related to the acquired nora business were impaired and recognized an impairment loss of $6.3 million. The impairment loss consisted of charges of $3.6 million and $2.7 million attributable to the AMS and EAAA reportable segments, respectively.

The Company’s intangible assets other than goodwill consisted of the following as of December 31, 2023 and January 1, 2023:

	December 31, 2023				January 1, 2023
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Intangible assets subject to amortization(1):
Technology	$37,198	$—	$(28,845)	$8,353	$36,069	$—	$(22,854)	$13,215
Other	734	(478)	(20)	236	764	(478)	(17)	269
Total intangible assets subject to amortization	37,932	(478)	(28,865)	8,589	36,833	(478)	(22,871)	13,484

Indefinite-lived intangible assets(1):
Trademarks and trade names	58,747	(11,081)	—	47,666	57,375	(11,081)	—	46,294

Total intangible assets	$96,679	$(11,559)	$(28,865)	$56,255	$94,208	$(11,559)	$(22,871)	$59,778

(1) Certain intangible asset balances are subject to changes attributable to foreign currency translation.

Amortization expense related to intangible assets during the years 2023, 2022 and 2021 was $5.2 million, $5.0 million and $5.6 million, respectively, and is recorded in cost of sales in the consolidated statements of operations. Amortization expense related to intangible assets is expected to be approximately $5 million for fiscal year 2024 and approximately $3 million for fiscal year 2025. The developed technology intangible asset is amortized over its estimated useful life, which ends in fiscal year 2025.

NOTE 13 – PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 31, 2023, and January 1, 2023, there were no shares of preferred stock issued.

NOTE 14 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 120 million shares of $0.10 par value Common Stock. The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid cash dividends totaling $0.04 per share, including participating securities in each of years 2023, 2022 and 2021. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its Syndicated Credit Facility and the indenture governing its 5.50% Senior Notes due 2028, which specify conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is appropriate in light of the factors indicated above.

In the second quarter of 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. No shares of common stock were repurchased pursuant to this program during 2023. During 2022, the Company repurchased and retired an aggregate of 1,383,682 shares, at a weighted average price of $12.41 per share, pursuant to this program. All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders’ equity for fiscal years 2023, 2022 and 2021:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE	TOTAL
	(in thousands)
Balance, at January 1, 2023	58,106	$5,811	$244,159	$278,639	$(27,548)	$(138,775)	$(749)	$361,537
Net income	—	—	—	44,517	—	—	—	44,517
Issuances of stock related to restricted share units and performance shares	85	8	(8)	—	—	—	—	—
Restricted stock issuances	107	11	749	—	—	—	—	760
Unrecognized compensation expense related to restricted stock awards	—	—	(760)	—	—	—	—	(760)
Cash dividends declared	—	—	—	(2,323)	—	—	—	(2,323)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(186)	(19)	8,769	—	—	—	—	8,750
Pension liability adjustment	—	—	—	—	(6,468)	—	—	(6,468)
Foreign currency translation adjustment	—	—	—	—	—	19,185	—	19,185
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	749	749
Balance, at December 31, 2023	58,112	$5,811	$252,909	$320,833	$(34,016)	$(119,590)	$—	$425,947

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE	TOTAL
	(in thousands)
Balance, at January 2, 2022	59,055	$5,905	$253,110	$261,434	$(53,888)	$(100,441)	$(2,722)	$363,398
Net income	—	—	—	19,560	—	—	—	19,560
Restricted stock issuances	501	50	6,499	—	—	—	—	6,549
Unrecognized compensation expense related to restricted stock awards	—	—	(6,549)	—	—	—	—	(6,549)
Cash dividends declared	—	—	—	(2,355)	—	—	—	(2,355)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(66)	(6)	8,132	—	—	—	—	8,126
Share repurchases	(1,384)	(138)	(17,033)	—	—	—	—	(17,171)
Pension liability adjustment	—	—	—	—	26,340	—	—	26,340
Foreign currency translation adjustment	—	—	—	—	—	(38,334)	—	(38,334)
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	1,973	1,973
Balance, at January 1, 2023	58,106	$5,811	$244,159	$278,639	$(27,548)	$(138,775)	$(749)	$361,537

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE	TOTAL
	(in thousands)
Balance, at January 3, 2021	58,664	$5,865	$247,920	$208,562	$(69,288)	$(60,331)	$(6,190)	$326,538
Net income	—	—	—	55,234	—	—	—	55,234
Restricted stock issuances	429	43	6,066	—	—	—	—	6,109
Unrecognized compensation expense related to restricted stock awards	—	—	(6,109)	—	—	—	—	(6,109)
Cash dividends declared	—	—	—	(2,362)	—	—	—	(2,362)
Compensation expense related to share-based plans, net of forfeitures	(38)	(3)	5,233	—	—	—	—	5,230
Pension liability adjustment	—	—	—	—	15,400	—	—	15,400
Foreign currency translation adjustment	—	—	—	—	—	(40,110)	—	(40,110)
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	3,468	3,468
Balance, at January 2, 2022	59,055	$5,905	$253,110	$261,434	$(53,888)	$(100,441)	$(2,722)	$363,398

Stock Incentive Plan

The Company has a stock incentive plan under which a committee of independent directors is authorized to grant directors and key employees, including officers, restricted stock, incentive stock options, nonqualified stock options, stock appreciation rights, restricted share units and performance shares.

In May 2020, the shareholders approved the adoption of the 2020 Omnibus Stock Incentive Plan (“2020 Omnibus Plan”). The aggregate number of shares of common stock that may be issued or transferred under the 2020 Omnibus Plan on or after the effective date of the plan is 3,700,000. No award may be granted after the tenth anniversary of the effective date of the 2020 Omnibus Plan.

Accounting standards require that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair market value of the award. That expense will be recognized over the period that the employee is required to provide the services – the requisite service period (usually the vesting period) – in exchange for the award. For certain restricted stock and restricted share unit awards with a graded vesting schedule, the Company has elected to recognize compensation expense on a straight-line basis over the requisite service period for the entire award.

Restricted Stock Awards

During fiscal years 2023, 2022 and 2021, the Company granted restricted stock awards totaling 107,100, 500,800, and 428,400 shares, respectively, of Common Stock. The weighted average grant date fair value of restricted stock awards granted during 2023, 2022 and 2021 was $7.10, $13.08, and $14.26, respectively. These awards (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company or upon involuntary termination without cause.

Compensation expense related to awards of restricted stock was $4.5 million, $5.3 million and $3.8 million for 2023, 2022 and 2021, respectively. These grants are made primarily to executive-level personnel at the Company, and as a result, no compensation costs have been capitalized. The Company has reduced its expense for any restricted stock forfeited during the period. The expense related to awards of restricted stock is captured in SG&A expenses in the consolidated statements of operations.

The following table summarizes restricted stock outstanding as of December 31, 2023, as well as activity during the year:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	1,006,400	$13.91
Granted	107,100	7.10
Vested	(405,100)	14.43
Forfeited or canceled	(16,800)	13.60
Outstanding at December 31, 2023	691,600	$12.55

As of December 31, 2023, the unrecognized total compensation cost related to unvested restricted stock was $1.8 million. That cost is expected to be recognized over a weighted-average remaining vesting period of 0.7 years.

Restricted Share Unit Awards

During fiscal year 2023, the Company granted awards for 596,200 restricted share units to certain employees pursuant to the Company’s 2020 Omnibus Plan. There were no restricted share unit awards granted during 2022 or 2021. The weighted average grant date fair value of the restricted share units granted during 2023 was $10.36. Each restricted share unit represents one share of the Company’s common stock to be issued to the award recipient once the vesting criteria have been satisfied. Awards of restricted share units have a graded vesting schedule over a two to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of each vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, upon involuntary termination without cause, or upon retirement provided certain eligibility criteria are met.

Compensation expense related to the restricted share units was $1.9 million for 2023. There was no compensation expense related to restricted share unit awards during 2022 or 2021. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. The Company has reduced its expense for any restricted share units forfeited during the period. The expense related to awards of restricted share units is captured in SG&A expenses in the consolidated statements of operations.

The following table summarizes restricted share units outstanding as of December 31, 2023, as well as activity during the year:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	—	$—
Granted	596,200	10.36
Vested	(2,100)	10.80
Forfeited or canceled	(10,700)	10.80
Outstanding at December 31, 2023	583,400	$10.35

As of December 31, 2023, the unrecognized total compensation cost related to unvested restricted share units was $4.1 million. That cost is expected to be recognized over a weighted-average remaining vesting period of 2.1 years.

Performance Share Awards

In each of the years 2023, 2022 and 2021, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of one to three years, subject to (among other things) the employee’s continued employment through the last date of the performance period and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The expense related to these performance shares is captured in SG&A expenses in the consolidated statements of operations. The Company evaluates the probability of achieving the performance-based goals as of the end of each reporting period and adjusts compensation expense based on this assessment.

The following table summarizes the performance shares outstanding as of December 31, 2023, as well as the activity during the year:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	923,600	$13.91
Granted	467,500	10.79
Vested	(82,300)	15.11
Forfeited or canceled	(193,800)	14.79
Outstanding at December 31, 2023	1,115,000	$12.36

Compensation expense related to the performance shares for 2023, 2022 and 2021 was $3.9 million, $3.2 million and $1.7 million, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $5.9 million as of December 31, 2023. The amount and timing of future compensation expense will depend on the performance of the Company. The compensation expense related to these outstanding performance shares is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.

The tax benefit recognized with respect to restricted stock, restricted share units and performance shares was $0.9 million, $0.8 million, and $0.7 million in 2023, 2022 and 2021, respectively.

NOTE 15 – EARNINGS PER SHARE

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

	Fiscal Year
	2023	2022	2021
	(in thousands, except per share data)
Numerator:
Net income	$44,517	$19,560	$55,234
Less: distributed and undistributed earnings available to participating securities	(569)	(323)	(602)
Distributed and undistributed earnings available to common shareholders	$43,948	$19,237	$54,632

Denominator:
Weighted average shares outstanding	57,349	57,893	58,328
Participating securities	743	972	643
Shares for basic EPS	58,092	58,865	58,971
Dilutive effect of non-participating securities	243	—	—
Shares for diluted EPS	58,335	58,865	58,971

Basic EPS	$0.77	$0.33	$0.94
Diluted EPS	$0.76	$0.33	$0.94

For 2023, 657,391 non-participating securities that could potentially dilute basic EPS in the future, consisting of restricted share units and performance shares, were excluded from the computation of diluted EPS as these securities would have been antidilutive for the respective period.

NOTE 16 – RESTRUCTURING AND OTHER

Restructuring, asset impairment, other (gains) and charges by reportable segment are presented as follows:

	Fiscal Year
	2023	2022	2021
	(in thousands)
AMS	$—	$—	$(1)
EAAA	(2,502)	1,965	3,622
Total restructuring, asset impairment, other (gains) and charges	$(2,502)	$1,965	$3,621

A summary of the restructuring reserve balance, recorded within accrued expenses in the consolidated balance sheets, for the restructuring plans is presented below:

	Workforce Reduction		Retention Bonuses	Asset Impairment and Other Related Charges
	2021 Plan	2019 Plan	2021 Plan	2021 Plan	Total
	(in thousands)
Balance, at January 3, 2021	$—	$1,064	$—	$—	$1,064
Charged to expenses	2,257	(286)	—	1,650	3,621
Deductions	—	(681)	—	—	(681)
Charged to other accounts	—	—	—	(1,650)	(1,650)
Balance, at January 2, 2022	2,257	97	—	—	2,354
Charged to expenses	1	—	493	1,471	1,965
Deductions	(1,981)	(97)	(314)	—	(2,392)
Charged to other accounts	—	—	—	(1,471)	(1,471)
Balance, at January 1, 2023	277	—	179	—	456
Charged to expenses	23	—	(19)	174	178
Deductions	(300)	—	(160)	—	(460)
Charged to other accounts	—	—	—	(174)	(174)
Balance, at December 31, 2023	$—	$—	$—	$—	$—

Below is a discussion of the restructuring plan activities under the restructuring plans.

2021 Restructuring Plan

On September 8, 2021, the Company committed to a restructuring plan that continued to focus on efforts to improve efficiencies and decrease costs across its worldwide operations. The plan involved a reduction of approximately 188 employees and the closure of the Company’s manufacturing facility in Thailand at the end of the first quarter of 2022.

Expected charges and cumulative charges incurred to date under the 2021 restructuring plan are as follows:

	Workforce Reduction	Retention Bonuses	Asset Impairment and Other Related Charges	Total
	(in thousands)
Estimated expected charges(1)	$2,281	$474	$3,295	$6,050
Cumulative charges incurred to date(1)	2,281	474	3,295	6,050

(1) Charges are attributable to the EAAA reportable segment.

The Company recognized a gain of $2.7 million on the sale of the Thailand facility during 2023. See Note 7 entitled “Property, Plant and Equipment” for additional information.

During 2022, in conjunction with the closure of its Thailand facility, the Company recorded a write-down of inventory of $2.5 million within cost of sales in the consolidated statements of operations.

The Company completed the 2021 restructuring plan in the second quarter of 2023, following the sale of the Thailand facility, as described in Note 7 entitled “Property, Plant and Equipment,” and expected the plan to yield annualized savings of approximately $1.7 million. A portion of the annualized savings was realized in the consolidated statements of operations in 2022, with the remaining portion of the annualized savings realized in 2023.

2019 Restructuring Plan

On December 23, 2019, the Company committed to a restructuring plan that continued to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, and more closely align its operating structure with its business strategy. The plan involved a reduction of approximately 105 employees and early termination of two office leases. As a result of this plan, the Company recorded a pre-tax restructuring charge in the fourth quarter of 2019 of approximately $9.0 million (comprised of $1.1 million attributable to the AMS reportable segment and $7.9 million attributable to the EAAA reportable segment). The charge was comprised of severance expenses ($8.8 million) and lease exit costs ($0.2 million). The plan was expected to result in future cash expenditures of approximately $9.0 million for the payment of employee severance and lease exit costs.

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

NOTE 17 – INCOME TAXES

Income before income taxes consisted of the following:

	Fiscal Year
	2023	2022	2021
	(in thousands)
U.S. operations	$3,611	$11,758	$4,460
Foreign operations	60,043	30,159	68,173
Income before income taxes	$63,654	$41,917	$72,633

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Current expense:
Federal	$5,523	$1,624	$1,987
Foreign	18,330	20,903	21,372
State	2,167	1,307	1,418
Current expense	26,020	23,834	24,777

Deferred (benefit) expense:
Federal	(4,810)	346	(2,841)
Foreign	(1,212)	(2,053)	(3,846)
State	(861)	230	(691)
Deferred benefit	(6,883)	(1,477)	(7,378)

Total income tax expense	$19,137	$22,357	$17,399

The Company’s effective tax rate was 30.1%, 53.3% and 24.0% for fiscal years 2023, 2022 and 2021, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 21% applicable for all periods presented to the Company’s actual income tax expense:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Income taxes at U.S. federal statutory rate	$13,367	$8,803	$15,253
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	(432)	817	(87)
Non-deductible business expenses	747	237	330
Non-deductible employee compensation	1,681	1,678	1,213
Tax effects of Company-owned life insurance	(587)	612	(762)
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	779	1,123	1,219
Foreign and U.S. tax effects attributable to foreign operations	1,537	3,528	1,748
Expiring tax attributes	3,780	—	—
Valuation allowance effect	(879)	2,898	1,349
Research and development tax credits	(820)	(917)	(793)
Goodwill impairment	—	6,171	—
Unrecognized tax benefits	(79)	(2,463)	(2,663)
Other	43	(130)	592
Income tax expense	$19,137	$22,357	$17,399

On August 16, 2022, the Inflation Reduction Act of 2022 (“Inflation Reduction Act”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income (“AFSI”) for corporations with average AFSI exceeding $1 billion over a three-year period, a 1% excise tax on share repurchases and various climate and clean energy tax incentives. The Inflation Reduction Act did not have a material impact on the Company’s financial statements for the year ended December 31, 2023.

On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. We are still closely monitoring developments and evaluating the potential impact on future periods.

Deferred income taxes for the years ended December 31, 2023 and January 1, 2023, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	End of Fiscal Year
	2023	2022
	(in thousands)
Deferred tax assets
Lease liability	$25,164	$23,649
Net operating loss and interest carryforwards	9,587	7,616
Federal tax credit carryforwards	7,876	10,904
Derivative instruments	—	295
Deferred compensation	16,517	16,577
Inventory	3,041	3,521
Prepaids, accruals and reserves	8,147	6,947
Capitalized costs	9,442	7,467
Other	—	58
Deferred tax asset, gross	79,774	77,034
Valuation allowance	(17,357)	(18,236)
Deferred tax asset, net	$62,417	$58,798

Deferred tax liabilities
Property and equipment	$24,662	$25,319
Intangible assets	24,411	25,533
Lease asset	23,868	22,811
Pensions	5	4,284
Foreign currency	686	600
Foreign withholding and U.S. state taxes on unremitted earnings	725	1,146
Other	171	—
Deferred tax liabilities	74,528	79,693

Net deferred tax liabilities	$12,111	$20,895

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the federal deferred tax assets at December 31, 2023.

As of December 31, 2023, the Company has approximately $7.9 million of foreign tax credit carryforwards with expiration dates through 2033. A full valuation allowance has been provided as the Company does not expect to utilize these foreign tax credits before the expiration dates. As of December 31, 2023, the Company has approximately $192.1 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2043 and has provided a valuation allowance against $129.6 million of such losses, which the Company does not expect to utilize. In addition, as of December 31, 2023, the Company has approximately $15.6 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

During fiscal year 2023, the Company had approximately $3.8 million in tax attributes with a full valuation allowance related to foreign tax credit carryforwards and foreign net operating loss carryforwards that expired. As a result, the expiration of these tax attributes did not have an impact on the Company’s effective tax rate for fiscal year 2023.

As of December 31, 2023, and January 1, 2023, non-current deferred tax assets were reduced by approximately $2.8 million of unrecognized tax benefits.

Historically, the Company has not provided for U.S. income taxes and foreign withholding taxes on the undistributed accumulated earnings of its foreign subsidiaries, with the exception of its Canada subsidiaries and a specific portion of the undistributed earnings of foreign subsidiaries outside of Canada, because such earnings were deemed to be permanently reinvested. In September of 2021, as part of an overall restructuring plan, the Company made the decision to close its manufacturing facility in Thailand. As a result, the Company is no longer asserting that the undistributed earnings in its Thailand subsidiaries are permanently reinvested. The Company provided for U.S. income taxes and foreign withholding taxes on these earnings at December 31, 2023 and January 1, 2023.

Although the Tax Act created a dividends received deduction that generally eliminates additional U.S. federal income taxes on dividends from our foreign subsidiaries, the Company continues to assert that all of its undistributed earnings in its non-U.S. subsidiaries, excluding undistributed earnings for which U.S. income taxes and foreign withholding taxes have been provided, are indefinitely reinvested outside of the U.S. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future. In the event the Company determines not to continue to assert that all or part of its undistributed earnings in its non-U.S. subsidiaries are permanently reinvested, an actual repatriation of earnings from its non-U.S. subsidiaries could still be subject to additional foreign withholding and U.S. state taxes, the determination of which is not practicable.

The Company’s federal income tax returns are subject to examination for the years 2020 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2018 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2012 to the present.

As a result of an audit of the Company’s U.K. subsidiaries, Her Majesty’s Revenue & Customs (“HMRC”) issued notices of amendment to the Company’s U.K. tax returns for the years 2012 through 2017. The adjustments result from the interest rate applied in the intra-group financing arrangement between a Company subsidiary in the U.K. and another in the Netherlands. In April of 2021, the Company filed requests with both the Competent Authority in the Netherlands and in the U.K. to initiate a mutual agreement procedure (“MAP”) related to the double taxation arising from the HMRC adjustments. In June of 2022, the Competent Authorities reached an agreement on the interest rate to be applied for the years 2012 through 2017. The Company recognized the adjustments from the 2012-2017 MAP in 2022. In March of 2023, the Company filed requests with both the Competent Authority in the Netherlands and in the U.K. to initiate a MAP for tax years 2018 through 2020 related to the double taxation arising from the application of the HMRC interest rate adjustments that were the subject of the 2012-2017 MAP. In September 2023, the Competent Authorities reached an agreement on the interest rate to be applied for the years 2018 through 2020. The Company recognized the adjustments from the 2018-2020 MAP in 2023. The recognition of the adjustments in both 2022 and 2023 did not have a material impact on the Company’s effective tax rate or its financial position.

As of December 31, 2023, and January 1, 2023, the Company had $4.9 million and $5.7 million, respectively, of unrecognized tax benefits. For the years ended December 31, 2023 and January 1, 2023, the Company recognized as income tax benefits $0.1 million and $2.5 million, respectively, of previously unrecognized tax benefits. While it is reasonably possible that some of the unrecognized tax benefits will be recognized within the next 12 months, the Company does not expect the recognition of such amounts will have a material impact on the Company’s financial results.

If any of the $4.9 million of unrecognized tax benefits as of December 31, 2023 are recognized, there would be a favorable impact on the Company’s effective tax rate of approximately $4.9 million in future periods. If the unrecognized tax benefits are not favorably settled, $2.1 million of the total amount of unrecognized tax benefits would require the use of cash in future periods. The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties were $0.4 million as of December 31, 2023 and were included in the total unrecognized tax benefit noted above. The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Balance at beginning of year	$5,743	$8,220	$10,799
Increases related to tax positions taken during the current year	320	342	265
Increases related to tax positions taken during the prior years	140	204	198
Decreases related to tax positions taken during the prior years	(54)	(447)	—
Decreases related to lapse of applicable statute of limitations	(1,218)	(2,574)	(2,309)
Changes due to settlements	—	—	(836)
Changes due to foreign currency translation	17	(2)	103
Balance at end of year	$4,948	$5,743	$8,220

NOTE 18 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to legal proceedings, whether arising in the ordinary course of business or otherwise. Some of the proceedings the Company is involved in are summarized below.

Lawsuit by Former CEO in Connection with Termination

On January 19, 2020, the Company’s Board of Directors voted to terminate for cause the employment of Jay D. Gould, then President and Chief Executive Officer, effective immediately, for violations of the Company’s working environment policies. On February 14, 2020, Mr. Gould filed a lawsuit against the Company in the United States District Court of the Northern District of Georgia, Gould v. Interface, Inc., Case No. 1:20-cv-00695. In his lawsuit, Mr. Gould asserted several claims against the Company in connection with his termination, including that the termination was a wrongful retaliation against Mr. Gould and breached his employment contract with the Company, that public statements made by the Company in connection with his termination defamed Mr. Gould (two counts) and that the Company’s investigation into Mr. Gould’s conduct that preceded the termination was negligently performed. Among other unspecified relief, Mr. Gould sought in excess of $10 million in damages for the breach of contract claim and $100 million for each of the other claims, as well as attorneys’ fees. The Court granted judgment on the pleadings in favor of the Company on Mr. Gould’s putative claim of negligent investigation, and Mr. Gould’s defamation claims were dismissed with prejudice by stipulation of the parties. On March 31, 2022, the Court entered an order granting the Company’s motion for summary judgment on all of Mr. Gould’s remaining claims, leaving only the Company’s counterclaim against Mr. Gould for breach of fiduciary duty pending in the District Court. An attempted interlocutory appeal by Mr. Gould of the summary judgment order was remanded by the 11th Circuit Court of Appeals back to the District Court as premature. Mr. Gould filed a motion for reconsideration of the Court’s grant of summary judgment in favor of the Company on Mr. Gould’s breach of contract claim. On July 31, 2023, the Court denied that motion for reconsideration. Also on July 31, 2023, the Company filed a motion to dismiss without prejudice its counterclaim against Mr. Gould for breach of fiduciary duty. On August 2, 2023, the Court granted that motion to dismiss, resulting in a final judgment in the trial court. The Court’s award of summary judgment in favor of the Company on Mr. Gould’s breach of contract claim has been appealed by Mr. Gould to the U.S. Court of Appeals for the 11th Circuit, and that appeal remains pending.

The Company believes Mr. Gould’s lawsuit and the appeal therefrom is without merit and intends to defend vigorously against it.

Putative Class Action Lawsuit

On November 12, 2020, the Company and certain former and current officers were named as defendants in a lawsuit filed in the United States District Court for the Eastern District of New York, Swanson v. Interface, Inc. et al. (case :120-cv-05518). The lawsuit was a federal securities law putative class action that alleged that the defendants made materially false and misleading statements regarding the Company’s business, operational and compliance policies. The specific allegations related to the subject matter of a previously disclosed and concluded SEC investigation. The complaint did not quantify the damages sought. In 2023, the parties settled the lawsuit for $7.5 million, and the Company’s insurers funded the settlement amount.

NOTE 19 – EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all eligible U.S. employees with at least six months of service. The 401(k) Plan provides Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $3.4 million, $3.3 million, and $3.0 million for the years 2023, 2022 and 2021, respectively. No discretionary contributions were made in 2023, 2022 or 2021.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs provide Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. The deferred compensation liability in connection with the NSPs totaled $28.2 million and $27.5 million at December 31, 2023 and January 1, 2023, respectively. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values and in exchange traded mutual funds. The value of the insurance instruments was $19.2 million and $16.6 million as of December 31, 2023 and January 1, 2023, respectively. The fair value of the mutual fund investments at December 31, 2023 and January 1, 2023 was $9.2 million and $11.0 million, respectively.

Multiemployer Plan

On December 31, 2019, a plan amendment was executed to eliminate future service accruals in our defined benefit pension plan in the Netherlands (the “Dutch Plan”), which resulted in a curtailment of the plan. The Dutch Plan remains in existence and continues to pay vested benefits. Active participants no longer accrue benefits after December 31, 2019, and instead participate in the Industry-Wide Pension Fund (the “IWPF”) multi-employer plan beginning in fiscal year 2020. During 2023, 2022 and 2021, the Company recorded multi-employer pension expense related to multiemployer contributions of $2.7 million, $2.4 million and $2.6 million, respectively. The Company’s contributions into the IWPF are less than 5% of total plan contributions. The IWPF is more than 85% funded at the end of 2022, which is the latest date plan information is available. The IWPF multi-employer plan is not considered to be significant based on the funded status of the plan and our contributions.

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

As described above, on December 31, 2019, a plan amendment was executed to eliminate future service accruals in the Dutch defined benefit plan. The Dutch Plan remains in existence and continues to pay vested benefits. The reduction in future benefit accruals resulted in a curtailment of the Dutch Plan. Participants in the Dutch Plan no longer accrue benefits under the plan after December 31, 2019, and participate in the IWPF beginning in fiscal year 2020. Although the Dutch Plan is frozen to new participants, vested benefits will continue to be accounted for in accordance with applicable accounting standards for defined benefit plans. The Dutch Plan is financed by assets held in an insurance contract. The guarantee provision included in the insurance contract, that existed to fund any shortfall between the fair value of plan investments and the benefit obligation, expired on December 31, 2019. The Company will fund the cost to guarantee vested benefits and this amount is recorded as an obligation on the Company’s consolidated balance sheets.

As discussed above, the Company still has an obligation to pay vested benefits in the frozen Dutch Plan. As of December 31, 2023, the under-funded status of the Dutch Plan of $5.7 million is recorded on the consolidated balance sheet in other long-term liabilities.

Pension expense for our three European defined benefit plans was $1.3 million, $2.0 million, and $2.5 million for the years 2023, 2022 and 2021, respectively. Plan assets are primarily invested in insurance contracts and fixed income securities. As of December 31, 2023, for the European plans, the Company had a net liability recorded of $15.1 million, an amount equal to their under-funded status, and had recorded in accumulated other comprehensive loss an amount equal to $29.9 million (net of taxes of approximately $8.1 million) related to the future amounts to be recorded in net periodic benefit costs. In the next fiscal year, approximately $1.3 million will be reclassified from accumulated other comprehensive loss into net periodic benefit cost.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards:

	Fiscal Year
	2023	2022
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$195,440	$324,408
Service cost	458	840
Interest cost	8,169	3,793
Benefits and expenses paid	(10,832)	(9,890)
Actuarial loss (gain)	12,760	(96,556)
Currency translation adjustment	8,433	(27,155)
Benefit obligation, end of year	$214,428	$195,440

Change in plan assets:
Plan assets, beginning of year	$187,485	$285,600
Actual return on assets	11,596	(66,759)
Company contributions	2,497	4,001
Benefits paid	(10,832)	(9,890)
Currency translation adjustment	8,602	(25,467)
Plan assets, end of year	$199,348	$187,485

Funded status	$(15,080)	$(7,955)

Amounts recognized in consolidated balance sheets:
Other assets	$25,235	$26,586
Current liabilities	(1,182)	(1,032)
Other long-term liabilities, net of current portion	(39,133)	(33,509)
Under-funded status at end of fiscal year	$(15,080)	$(7,955)

Amounts recognized in accumulated other comprehensive loss, after tax:
Unrecognized actuarial loss	$29,918	$23,737
Total amount recognized, end of year	$29,918	$23,737

Accumulated benefit obligation	$214,428	$195,440

The above disclosure represents the aggregation of information related to the Company’s three defined benefit plans which cover many of its European employees. The increase in the projected benefit obligation of $19.0 million for 2023 compared to prior year was primarily due to a decrease in the weighted average discount rate used to measure the obligation and the impact of foreign currency translation due to the strengthening of the Euro and British Pound sterling against the U.S. dollar in 2023. As of December 31, 2023, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had assets in excess of the accumulated benefit obligation. The accumulated benefit obligation of the Dutch Plan exceeded plan assets as of December 31, 2023. The nora Plan is an unfunded defined benefit plan and the accumulated benefit obligation exceeded plan assets as of December 31, 2023. The following table summarizes this information as of December 31, 2023 and January 1, 2023.

	End of Fiscal Year
	2023	2022
	(in thousands)
UK Plan
Projected benefit obligation	$108,424	$98,730
Accumulated benefit obligation	108,424	98,730
Plan assets	133,658	125,315

Dutch Plan
Projected benefit obligation	$71,422	$67,689
Accumulated benefit obligation	71,422	67,689
Plan assets	65,690	62,170

nora Plan
Projected benefit obligation	$34,582	$29,021
Accumulated benefit obligation	34,582	29,021
Plan assets	—	—

	Fiscal Year
	2023	2022	2021
	(in thousands)
Components of net periodic benefit cost:
Service cost	$458	$840	$1,087
Interest cost	8,169	3,793	2,687
Expected return on plan assets	(7,933)	(3,957)	(3,312)
Amortization of prior service cost	137	117	114
Amortization of net actuarial losses	468	1,201	1,968
Net periodic benefit cost	$1,299	$1,994	$2,544

In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income in the consolidated statements of operations, while all other components of net periodic benefit costs are presented within other expense, net, in the consolidated statements of operations.

During 2023, other comprehensive loss was impacted by a total net loss of approximately $6.3 million (net of $2.1 million of tax), comprised of actuarial loss of approximately $6.6 million (net of $2.3 million of tax) and amortization of loss of $0.3 million (net of $0.2 million of tax).

	Fiscal Year
	2023	2022	2021
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.1%	1.4%	0.9%
Expected return on plan assets	4.6%	3.0%	1.5%
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.1%	4.4%	1.6%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments to ensure that the assets are sufficient to exceed minimum funding requirements, and to achieve a favorable return against performance expectations based on historical and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at December 31, 2023 or January 1, 2023.

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

Under the express terms of the Contract, contract value is the greater of (i) the value of the discounted vested benefits of the Dutch Plan and (ii) the fair value of the underlying investment assets held by the insurance company under the Contract. As between those two values, the former was the greater for 2023 and 2022. Because the Company will fund the cost to guarantee vested benefits, the Company has recorded a provision, which reduces the Dutch Plan assets, that consists of the net present value of the expected future guarantee payments due to the insurance company pursuant to the Company’s guarantee.

As explained above, the Contract also will pay the indexation benefit if sufficient assets are available, which the Company believes not to be probable as of the end of 2023 based on recent returns. The indexation benefit for 2023 and 2022 is not significant.

The Company’s actual weighted average asset allocations for 2023 and 2022, and the targeted asset allocation for 2024, of the foreign defined benefit plans by asset category, are as follows:

	Fiscal Year
	2024			2023	2022
Asset Category	Target Allocation			Percentage of Plan Assets at Year End
Equity securities	—%	—	—%	—%	—%
Debt and debt securities	65%	—	70%	59%	53%
Short-term investments	—%	—	2%	8%	13%
Other investments	30%	—	35%	33%	34%
	100%			100%	100%

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of December 31, 2023 and January 1, 2023. The nora plan is currently unfunded. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As noted above, the Dutch Plan assets as represented by the insurance contract are classified as a level 3 asset and included in the “Other” asset category.

	Pension Plan Assets by Category as of December 31, 2023
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$16,232	$16,232
Level 2	—	92,200	92,200
Level 3	65,690	25,226	90,916
Total	$65,690	$133,658	$199,348

	Pension Plan Assets by Category as of January 1, 2023
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$44,335	$44,335
Level 2	—	53,286	53,286
Level 3	62,170	27,694	89,864
Total	$62,170	$125,315	$187,485

The tables below detail the foreign defined benefit plans’ assets by asset allocation and fair value hierarchy:

	End of Fiscal Year 2023
Asset Category	Level 1	Level 2	Level 3
		(in thousands)
Debt and debt securities	$—	$92,200	$24,325
Short-term investments (1)	16,232	—	—
Other investments (2)	—	—	66,591
	$16,232	$92,200	$90,916

	End of Fiscal Year 2022
Asset Category	Level 1	Level 2	Level 3
	(in thousands)
Debt and debt securities	$19,614	$53,286	$26,778
Short-term investments (1)	24,721	—	—
Other investments (2)	—	—	63,086
	$44,335	$53,286	$89,864

(1) Short-term investments are generally invested in interest-bearing accounts.
(2) Other investments are comprised of insurance contracts.

Assets identified as level 2 above pertain to corporate bonds and other debt securities. The fair values of these assets are calculated based on quoted market prices for similar assets.

With the exception of the Dutch Plan assets as discussed above, the assets identified as level 3 above in 2023 and 2022 relate to insured annuities and direct lending assets held by the UK Plan. The fair value of these assets was calculated using the present value of the future cash flows due under the insurance annuities, and for the direct lending assets the value is based on the asset value from the latest available valuation with adjustments for any drawdowns and distribution payments made between the valuation date and the reporting date. The range of discount rates used in the fair value calculation of level 3 assets held by the Dutch Plan and the UK Plan were 3.30% to 4.50% for 2023, and 3.70% to 4.75% for 2022. The weighted average discount rates were 3.32% and 3.72% for 2023 and 2022, respectively. These amounts are weighted based on the fair value of level 3 plan assets subject to fluctuations in the discount rate. Any changes in these variables will impact the fair value of level 3 assets.

The table below indicates the change in value related to these level 3 assets during 2023 and 2022:

	Fiscal Year
	2023	2022
	(in thousands)
Balance of level 3 assets, beginning of year	$89,864	$121,126
Actual return on plan assets (1)	3,429	(21,968)
Purchases, sales and settlements, net	(5,734)	389
Assets transferred from level 3	—	(710)
Currency translation adjustment	3,357	(8,973)
Balance of level 3 assets, end of year	$90,916	$89,864

(1) Includes $2.7 million and $(22.2) million for 2023 and 2022, respectively, of unrealized gains / (losses) recognized during the period in other comprehensive income (loss) for assets held at year end.

During 2024, the Company expects to contribute $2.7 million to the foreign defined benefit plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

Fiscal Year	Expected Payments
(in thousands)
2024	$11,145
2025	11,214
2026	11,360
2027	11,484
2028	11,782
2029-2033	59,800

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

The tables presented below set forth the required disclosures in accordance with applicable accounting standards, and amounts recognized in the consolidated financial statements related to the domestic SCP. There is no service cost component in the change in benefit obligation in 2023 and 2022 as there are no longer any participants accruing benefits in the plan.

	Fiscal Year
	2023	2022
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$22,731	$30,053
Interest cost	1,134	771
Benefits paid	(1,873)	(1,873)
Actuarial loss (gain)	667	(6,220)
Benefit obligation, end of year	$22,659	$22,731

The amounts recognized in the consolidated balance sheets are as follows:

	End of Fiscal Year
	2023	2022
	(in thousands)
Current liabilities	$1,873	$1,873
Non-current liabilities	20,786	20,858
Total benefit obligation	$22,659	$22,731

The components of the amounts in accumulated other comprehensive loss, after tax, are as follows:

	Fiscal Year
	2023	2022
	(in thousands)
Unrecognized actuarial loss	$4,098	$3,811

The accumulated benefit obligation related to the SCP was $22.7 million as of both December 31, 2023 and January 1, 2023. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	Fiscal Year
	2023	2022	2021
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost:
Discount rate	5.20%	2.65%	2.15%

Assumptions used to determine benefit obligations:
Discount rate	4.90%	5.20%	2.65%

Components of net periodic benefit cost:
Interest cost	$1,134	$771	$706
Amortizations	195	557	743
Net periodic benefit cost	$1,329	$1,328	$1,449

In accordance with applicable accounting standards, all components of net periodic benefit cost associated with the SCP are presented within other expense, net, in the consolidated statements of operations.

The change in other comprehensive loss during 2023 related to the SCP as a result of plan activity was a net loss of approximately $0.4 million (net of $0.1 million of tax), primarily comprised of a net loss during the period of $0.5 million (net of $0.2 million of tax) and amortization of loss of $0.1 million (net of $0.1 million of tax).

During 2023, the Company contributed $1.9 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

Fiscal Year	Expected Payments
(in thousands)
2024	$1,873
2025	1,873
2026	1,873
2027	1,873
2028	1,851
2029-2033	8,670

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

Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”), which includes allocations of corporate selling, general and administrative expenses. AOI excludes nora purchase accounting amortization; Thailand plant closure inventory write-down; Cyber Event impact; goodwill and intangible asset impairment charges; and restructuring, asset impairment, severance, and other, net. Intersegment revenues for 2023, 2022 and 2021 were $82.8 million, $75.5 million and $78.1 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.

The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.

Segment information for 2023, 2022 and 2021 is presented in the table below:

	Fiscal Year
	2023	2022	2021
	(in thousands)
Net sales
AMS	$736,955	$753,740	$651,216
EAAA	524,543	544,179	549,182
Total net sales	$1,261,498	$1,297,919	$1,200,398

Segment AOI
AMS	$87,789	$102,370	$85,014
EAAA	28,608	30,058	37,268

Depreciation and amortization
AMS	$17,989	$16,827	$17,963
EAAA	22,785	23,510	28,382
Total depreciation and amortization	$40,774	$40,337	$46,345

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	End of Fiscal Year
	2023	2022
	(in thousands)
Assets
AMS	$627,782	$588,110
EAAA	630,939	652,921
Total segment assets	1,258,721	1,241,031
Corporate assets	108,673	110,495
Eliminations	(137,299)	(85,023)
Total reported assets	$1,230,095	$1,266,503

Total assets in the table above include operating lease right-of-use assets for fiscal years 2023 and 2022. Below is a summary of the operating lease right-of-use assets by reportable segment and a reconciliation to the consolidated amounts:

	End of Fiscal Year
Operating Lease Right-of-Use Assets	2023	2022
	(in thousands)
AMS	$23,149	$14,140
EAAA	54,663	58,255
Total segment operating lease right-of-use assets	77,812	72,395
Corporate operating lease right-of-use assets	9,707	9,249
Total operating lease right-of-use assets	$87,519	$81,644

Reconciliations of operating income (loss) to income before income tax expense and segment AOI are presented as follows:

	Fiscal Year
	2023	2022	2021
	(in thousands)
AMS operating income	$85,035	$92,234	$81,445
EAAA operating income (loss)	19,487	(16,836)	23,352
Consolidated operating income	104,522	75,398	104,797
Interest expense	31,787	29,929	29,681
Other expense, net	9,081	3,552	2,483
Income before income tax expense	$63,654	$41,917	$72,633

	Fiscal Year
	2023		2022		2021
	AMS	EAAA	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income (loss)	$85,035	$19,487	$92,234	$(16,836)	$81,445	$23,352
Purchase accounting amortization	—	5,172	—	5,038	—	5,636
Thailand plant closure inventory write-down	—	—	—	2,530	—	—
Cyber Event impact	616	456	3,878	1,215	—	—
Goodwill and intangible asset impairment	—	—	3,838	32,342	—	—
Restructuring, asset impairment, severance, and other, net	2,138	3,493	2,420	5,769	3,569	8,280
AOI	$87,789	$28,608	$102,370	$30,058	$85,014	$37,268

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2023, 2022 and 2021 were approximately 46%, 47% and 50%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. Net sales and long-lived assets for the United States and other significant countries (that individually represent 10% or greater of consolidated totals for each year presented) are as follows:

	Fiscal Year
Net Sales to Unaffiliated Customers(1)	2023	2022	2021
	(in thousands)
United States	$677,342	$694,299	$596,844
Other foreign countries	584,156	603,620	603,554
Total net sales	$1,261,498	$1,297,919	$1,200,398

		End of Fiscal Year
Long-Lived Assets(2)		2023	2022
		(in thousands)
United States		$146,106	$146,210
Germany		66,740	64,182
Netherlands		40,455	42,422
Other foreign countries(3)		37,839	45,162
Total long-lived assets		$291,140	$297,976

(1) Revenue attributed to geographic areas is based on the location of the customer.
(2) Long-lived assets attributed to geographic areas are based on the physical location of the asset. 2023 includes $2.2 million and $5.0 million of leased equipment, net of accumulated amortization, in the United States and foreign countries, respectively. 2022 includes $1.3 million and $4.5 million of leased equipment, net of accumulated amortization, in the United States and foreign countries, respectively.
(3) Long-lived assets in Australia did not exceed 10% of consolidated long-lived assets for 2023. Long-lived assets in Australia were $29.9 million in 2022, which exceeded 10% of consolidated long-lived assets as of the end of that fiscal year.

NOTE 21 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

Amounts reclassified out of accumulated other comprehensive loss (“AOCI”), before tax, to the consolidated statements of operations for the fiscal years 2023, 2022 and 2021, are reflected in the table below:

		Fiscal Year
	Statement of Operations Location	2023	2022	2021
		(in thousands)
Loss on foreign subsidiary liquidation(1)	Other expense, net	$(6,221)	$—	$—
Interest rate swap contracts loss(2)	Interest expense	(982)	(2,809)	(4,861)
Amortization of benefit plan net actuarial losses and prior service cost(3)	Other expense, net	(800)	(1,875)	(2,825)
Total loss reclassified from AOCI		$(8,003)	$(4,684)	$(7,686)

(1) The Company’s foreign subsidiaries in Russia and Brazil were substantially liquidated in 2023, and the cumulative foreign currency translation losses associated with these entities were recognized in the consolidated statements of operations. The tax impact of the cumulative foreign currency translation reclassification for 2023 is approximately $1.1 million.
(2) The tax impact of the interest rate swap reclassifications were $0.2 million, $0.8 million and $1.4 million for 2023, 2022 and 2021, respectively, related to the discontinued cash flow hedges. See Note 10 entitled “Derivative Instruments” for additional information.
(3) See Note 19 entitled “Employee Benefit Plans” for the tax impact of reclassifications related to the Company’s defined benefit plans.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc.
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Interface, Inc. (the “Company”) as of December 31, 2023, and January 1, 2023, the related consolidated statements of operations, comprehensive income, and cash flows for each of the three fiscal years in the period ended December 31, 2023, and the related notes and financial statements schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and January 1, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Goodwill and Other Intangible Assets Impairment Assessment

As described in Notes 1 and 12 of the consolidated financial statements, the Company’s consolidated goodwill balance was $105.4 million as of December 31, 2023, all allocated to the Americas reporting unit. Goodwill is tested for impairment annually and between annual tests if events or changes in circumstances indicate the asset might be impaired. If the carrying value of the Americas reporting unit exceeds its estimated fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. The Company estimates the fair value of the Americas reporting unit using a combination of fair values derived from an income methodology and a market comparable methodology. The Company’s consolidated trademark and tradename intangible assets were $47.7 million as of December 31, 2023. Trademark and tradename intangible assets acquired in connection with the nora acquisition are not subject to amortization, but are tested for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible assets below their carrying amount. The Company prepared valuations of the intangible assets using the present value of cash flows under the relief from royalty method, which were compared to the carrying value of intangible assets to determine whether any impairment existed.

We identified the income approach valuation methodology used in the impairment evaluation of goodwill for the Americas reporting unit and the nora tradename intangibles as a critical audit matter due to the inherent subjectivity involved in management’s determination of (i) forecasts of revenues and (ii) the discount rate. The audit procedures to evaluate the reasonableness of these assumptions involved a high degree of auditor judgment and an increased extent of effort, including the involvement of individuals with specialized skill or knowledge.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management’s ability to accurately forecast future revenues by performing a retrospective review comparing management’s prior period forecasts to actual results for the same period.

•Inquiring of management to understand the process for developing the forecasts of future revenues and evaluating the consistency of the revenue forecasts used with evidence obtained in other areas of the audit.

•Testing management’s process used to evaluate goodwill and the nora tradename intangibles for impairment, including evaluating the reasonableness of the forecasts of future revenues by comparing forecasts of future revenues to (1) historical results and the recent trend of revenue growth rates, (2) forecasted information included in industry reports for the Company and its peer companies, (3) publicly available industry analyst projections, and (4) external communications made by the Company.

•Utilizing our valuation specialists to assist in evaluating the reasonableness of the Company’s discount rate by (i) testing the source information underlying the determination of the discount rate, (ii) testing the mathematical accuracy of the calculations; and (iii) developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ BDO USA, P.C.

We are uncertain as to the year we began serving consecutively as the auditor of the Company's financial statements; however, we are aware that we have been the Company's auditor consecutively since at least 1981.

Atlanta, Georgia

February 28, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc.
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Interface, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023, and January 1, 2023, the related consolidated statements of operations, comprehensive income, and cash flows for each of the three fiscal years in the period ended December 31, 2023, and the related notes and financial statements schedule and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Atlanta, Georgia

February 28, 2024

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on that assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Delinquent Section 16(a) Reports” and “Meetings and Committees of the Board” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2023 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2023 fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2023 fiscal year, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2023 fiscal year, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2023 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following consolidated financial statements and notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income — fiscal years ended December 31, 2023, January 1, 2023 and January 2, 2022.

Consolidated Balance Sheets — December 31, 2023 and January 1, 2023.

Consolidated Statements of Cash Flows — fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022.

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (BDO USA, P.C., Atlanta, Georgia, PCAOB ID: 243)

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
10.2
Form of Salary Continuation Agreement, dated as of January 1, 2008 (as used for Daniel T. Hendrix) (included as Exhibit 99.5 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.3
Form of Restricted Stock Agreement, as used for directors (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on May 11, 2017, previously filed with the Commission and incorporated herein by reference); Form of Restricted Stock Agreement for executive officers (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference); and Form of Performance Share Agreement for executive officers (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 11, 2018, previously filed with the Commission and incorporated herein by reference).*

10.4
Interface, Inc. Executive Bonus Plan, as amended October 28, 2015 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on October 28, 2015, previously filed with the Commission and incorporated herein by reference).*

10.5
Interface, Inc. Nonqualified Savings Plan (as amended and restated effective January 1, 2002) (included as Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 30, 2001, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 20, 2002 (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 30, 2002 (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated as of May 8, 2003 (included as Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 28, 2003 (the “2003 10-K”), previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto, dated as of December 31, 2003 (included as Exhibit 10.7 to the 2003 10-K, previously filed with the Commission and incorporated herein by reference).*

10.6
Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.7
Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including Daniel T. Hendrix, Laurel M. Hurd, David B. Foshee, Bruce A. Hausmann, James Poppens and Nigel Stansfield) (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.8
Interface, Inc. Long-Term Care Insurance Plan and related Summary Plan Description (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on December 20, 2005, previously filed with the Commission and incorporated herein by reference).*

10.9
Interface, Inc. Nonqualified Savings Plan II, as amended and restated effective January 1, 2009 (included as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 30, 2012 (the “2012 10-K”), previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated February 26, 2009 (included as Exhibit 10.19 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated December 9, 2009 (included as Exhibit 10.20 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated April 15, 2010 (included as Exhibit 10.21 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Fourth Amendment thereto, dated August 9, 2012 (included as Exhibit 10.22 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Fifth Amendment thereto, dated September 6, 2019 (included as Exhibit 99.6 to the Company’s registration statement on Form S-8 filed on March 24, 2023, previously filed with the Commission and incorporated herein by reference); Sixth Amendment thereto, dated March 30, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 31, 2020, previously filed with the Commission and incorporated herein by reference); Seventh Amendment thereto (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on August 11, 2020, previously filed with the Commission and incorporated herein by reference); Eighth Amendment thereto, dated November 19, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 24, 2020, previously filed with the Commission and incorporated herein by reference); and Ninth Amendment thereto, dated as of December 31, 2020 (included as Exhibit 10.9 to the Company's annual report on Form 10-K for the year ended January 2, 2022, previously filed with the Commission and incorporated herein by reference).*

10.10
Second Amended and Restated Security and Pledge Agreement, dated as of August 7, 2018, among Interface, Inc., certain subsidiaries of the Company as obligors, and Bank of America, N.A. as Administrative Agent (included as Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended December 29, 2019, previously filed with the Commission and incorporated herein by reference).

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

10.12
First Amendment to Second Amended and Restated Syndicated Facility Agreement, dated as of December 18, 2019 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on December 23, 2019, previously filed with the Commission and incorporated herein by reference).

10.13
Second Amendment to Second Amended and Restated Syndicated Facility Agreement dated as of July 15, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 16, 2020, previously filed with the Commission and incorporated herein by reference).

10.14
Third Amendment to Second Amended and Restated Syndicated Facility Agreement, dated as of November 17, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 18, 2020, previously filed with the Commission and incorporated herein by reference).

10.15
Fourth Amendment to Second Amended and Restated Syndicated Facility Agreement dated as of December 9, 2021 (included as Exhibit 99.2 to the Company’s current report on Form 8-K/A filed on December 21, 2021, previously filed with the Commission and incorporated herein by reference).

10.16
Fifth Amendment to Second Amended and Restated Syndicated Facility Agreement, dated as of October 14, 2022 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on October 17, 2022, previously filed with the Commission and incorporated herein by reference).

10.17
Interface, Inc. 2020 Omnibus Stock Incentive Plan (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 28, 2020, previously filed with the Commission and incorporated herein by reference); Form of 2023 Restricted Share Unit Agreement for executive officers (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 9, 2023, previously filed with the Commission and incorporated herein by reference); and Form of 2023 Performance Share Agreement for executive officers (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 9, 2023, previously filed with the Commission and incorporated herein by reference).*

10.18
Contract of Employment of Nigel Stansfield dated August 15, 2022 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on August 19, 2022, previously filed with the Commission and incorporated herein by reference).*

10.19
Form of Severance Protection and Change in Control Agreement (as used for David B. Foshee, Bruce A. Hausmann, and James Poppens) (included as Exhibit 99.1 to the Company’s current report on Form 8-K/A filed on December 21, 2021, previously filed with the Commission and incorporated herein by reference).*

10.20
Severance Protection and Change in Control Agreement of Laurel M. Hurd dated April 18, 2022 (included as Exhibit 99.1 to the Company’s current report on Form 8-K/A filed on April 21, 2022, previously filed with the Commission and incorporated herein by reference).*

10.21
Severance Protection and Change in Control Agreement of Nigel Stansfield dated August 15, 2022 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on August 19, 2022, previously filed with the Commission and incorporated herein by reference).*

10.22	Consent Letter to Second Amended and Restated Syndicated Facility Agreement, dated as of November 23, 2023.
21	Subsidiaries of the Company.
23	Consent of BDO USA, P.C.
24	Power of Attorney (see signature page of this Report).
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
32.1
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

32.2
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

97	Interface, Inc. Clawback Policy
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.

*Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

ITEM 16. FORM 10-K SUMMARY

None.

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Expected Credit Losses
Year ended:
December 31, 2023	$3,952	$(527)	$—	$472	$2,953
January 1, 2023	4,960	(357)	—	651	3,952
January 2, 2022	6,643	(705)	—	978	4,960

(A)Includes changes in foreign currency exchange rates.

(B)Write off of bad debt and recovery of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty and Sales Allowances Reserves
Year ended:
December 31, 2023	$2,091	$3,624	$—	$1,413	$4,302
January 1, 2023	2,702	(41)	—	570	2,091
January 2, 2022	3,248	366	—	912	2,702

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

Date: February 28, 2024		INTERFACE, INC.

	By:	/s/ LAUREL M. HURD
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

Signature	Capacity	Date

/s/ LAUREL M. HURD	President, Chief Executive Officer and Director	February 28, 2024
Laurel M. Hurd	(Principal Executive Officer)

/s/ BRUCE A. HAUSMANN	Vice President and Chief Financial Officer	February 28, 2024
Bruce A. Hausmann	(Principal Financial Officer)

/s/ ROBERT PRIDGEN	Vice President and Chief Accounting Officer	February 28, 2024
Robert Pridgen	(Principal Accounting Officer)

/s/ DANIEL T. HENDRIX	Chairman of the Board and Director	February 28, 2024
Daniel T. Hendrix

/s/ JOHN P. BURKE	Director	February 28, 2024
John P. Burke

/s/ DWIGHT GIBSON	Director	February 28, 2024
Dwight Gibson

/s/ CHRISTOPHER G. KENNEDY	Director	February 28, 2024
Christopher G. Kennedy

/s/ JOSEPH KEOUGH	Director	February 28, 2024
Joseph Keough

/s/ CATHERINE M. KILBANE	Director	February 28, 2024
Catherine M. Kilbane

/s/ K. DAVID KOHLER	Director	February 28, 2024
K. David Kohler

/s/ CATHERINE MARCUS	Director	February 28, 2024
Catherine Marcus

/s/ ROBERT T. O’BRIEN	Director	February 28, 2024
Robert T. O’Brien