Form 10-Q
period 2024-03-31
INTERFACE INC
filed 2024-05-07
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of May 2, 2024:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,242,833

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	MARCH 31, 2024	DECEMBER 31, 2023
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$89,774	$110,498
Accounts receivable, net	147,185	163,386
Inventories, net	296,249	279,079
Prepaid expenses and other current assets	32,853	30,895
Total current assets	566,061	583,858
Property, plant and equipment, net	280,333	291,140
Operating lease right-of-use assets	83,766	87,519
Deferred tax asset	21,428	21,721
Goodwill and intangible assets, net	156,951	161,703
Other assets	84,953	84,154

Total assets	$1,193,492	$1,230,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$74,503	$62,912
Accrued expenses	112,126	130,890
Current portion of operating lease liabilities	12,574	12,347
Current portion of long-term debt	8,523	8,572
Total current liabilities	207,726	214,721
Long-term debt	383,261	408,641
Operating lease liabilities	74,286	78,269
Deferred income taxes	32,098	33,832
Other long-term liabilities	67,573	68,685

Total liabilities	764,944	804,148

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,273 and 58,112 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5,827	5,811
Additional paid-in capital	252,538	252,909
Retained earnings	334,423	320,833
Accumulated other comprehensive loss – foreign currency translation	(130,682)	(119,590)
Accumulated other comprehensive loss – pension liability	(33,558)	(34,016)

Total shareholders’ equity	428,548	425,947

Total liabilities and shareholders’ equity	$1,193,492	$1,230,095
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31, 2024	APRIL 2, 2023
Net sales	$289,743	$295,792
Cost of sales	179,338	199,919
Gross profit	110,405	95,873

Selling, general and administrative expenses	85,959	86,254
Restructuring, asset impairment and other charges	—	142
Operating income	24,446	9,477

Interest expense	6,423	8,505
Other (income) expense, net	(976)	1,500

Income (loss) before income tax expense	18,999	(528)
Income tax expense	4,820	186

Net income (loss)	$14,179	$(714)

Earnings (loss) per share – basic	$0.24	$(0.01)
Earnings (loss) per share – diluted	$0.24	$(0.01)

Common shares outstanding – basic	58,238	58,079
Common shares outstanding – diluted	58,714	58,079
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	MARCH 31, 2024	APRIL 2, 2023
Net income (loss)	$14,179	$(714)
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustment	(11,092)	4,930
Reclassification from accumulated other comprehensive loss – discontinued cash flow hedge	—	299
Pension liability adjustment	458	(279)
Other comprehensive (loss) income	(10,634)	4,950

Comprehensive income	$3,545	$4,236
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	MARCH 31, 2024	APRIL 2, 2023
OPERATING ACTIVITIES:
Net income (loss)	$14,179	$(714)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	9,616	9,991
Share-based compensation expense	3,915	3,004
Deferred income taxes and other	(4,386)	599
Amortization of acquired intangible assets	1,297	1,283
Working capital changes:
Accounts receivable	13,837	35,791
Inventories	(20,477)	(5,306)
Prepaid expenses and other current assets	(2,193)	(16,148)
Accounts payable and accrued expenses	(3,169)	1,084

Cash provided by operating activities	12,619	29,584

INVESTING ACTIVITIES:
Capital expenditures	(4,033)	(5,712)
Proceeds from sale of property, plant and equipment	1,040	—
Insurance proceeds from property casualty loss	1,000	—

Cash used in investing activities	(1,993)	(5,712)

FINANCING ACTIVITIES:
Repayments of long-term debt	(34,783)	(53,225)
Borrowing of long-term debt	10,000	34,000
Tax withholding payments for share-based compensation	(4,271)	(1,167)
Dividends paid	(6)	—
Finance lease payments	(716)	(643)

Cash used in financing activities	(29,776)	(21,035)

Net cash (used in) provided by operating, investing and financing activities	(19,150)	2,837
Effect of exchange rate changes on cash	(1,574)	872

CASH AND CASH EQUIVALENTS:
Net (decrease) increase	(20,724)	3,709
Balance, beginning of period	110,498	97,564

Balance, end of period	$89,774	$101,273
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
As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Commission.
The financial information included in this report has been prepared by the Company, without audit. In the opinion of management, the financial information included in this report contains all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature unless otherwise disclosed. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 31, 2023, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).
The three-month periods ended March 31, 2024 and April 2, 2023 both include 13 weeks.
Risks and Uncertainties
Global economic challenges, including the impacts of the Russia-Ukraine and Israel-Hamas wars, inflation, supply chain disruptions, and the slow macro environment in China could cause economic uncertainty and volatility. In connection with the Cyber Event discussed below, security breaches may expose us to fines and other liabilities to the extent sensitive data stored in our IT systems, including data related to customers, suppliers or employees, are misappropriated. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein. These uncertainties could result in a future material adverse effect to the amounts reported within the Company’s consolidated condensed financial statements if actual results differ from these estimates.
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
Recently Issued Accounting Pronouncements – Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires public entities on an annual basis to disclose a rate reconciliation with explicit categories, as outlined in the ASU, and requires additional disclosures for reconciling items that meet certain quantitative thresholds. Other disclosures include disaggregation of income taxes paid, pre-tax income, and income tax expense. The new guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this ASU to its income tax disclosures.
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

NOTE 2 – REVENUE RECOGNITION
The Company generates revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material, and from the installation of carpet and other flooring-related material. A summary of these revenue streams, as a percentage of net sales, for the three months ended March 31, 2024 and April 2, 2023 is as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Revenue from the sale of flooring material	99%	98%
Revenue from installation of flooring material	1%	2%
Disaggregation of Revenue
For the three months ended March 31, 2024 and April 2, 2023, revenue from the Company’s customers is broken down by geography as follows:

	Three Months Ended
Geography	March 31, 2024	April 2, 2023
Americas	58.6%	57.2%
Europe	31.6%	32.0%
Asia-Pacific	9.8%	10.8%
Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 10 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Finished goods	$218,706	$201,821
Work-in-process	23,107	20,892
Raw materials	54,436	56,366
Inventories, net	$296,249	$279,079

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

	Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands, except per share data)
Numerator:
Net income (loss)	$14,179	$(714)
Less: distributed and undistributed earnings available to participating securities	(150)	(9)
Distributed and undistributed earnings (loss) available to common shareholders	$14,029	$(723)

Denominator:
Weighted average shares outstanding	57,623	57,177
Participating securities	615	902
Shares for basic EPS	58,238	58,079
Dilutive effect of non-participating securities	476	—
Shares for diluted EPS	58,714	58,079

Basic EPS	$0.24	$(0.01)
Diluted EPS	$0.24	$(0.01)
For the three months ended March 31, 2024 and April 2, 2023, 1,049,405 and 1,728,579 non-participating securities that could potentially dilute basic EPS in the future, respectively, consisting of restricted share units and performance shares, were excluded from the computation of diluted EPS as these securities would have been antidilutive for the respective periods.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	March 31, 2024		December 31, 2023
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility(2):
Term loan borrowings	$95,988	6.26%	$121,658	6.61%
5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	395,988		421,658
Less: Unamortized debt issuance costs	(4,204)		(4,445)

Total debt, net	391,784		417,213
Less: Current portion of long-term debt	(8,523)		(8,572)

Total long-term debt, net	$383,261		$408,641
(1) Represents the weighted average rate of interest for borrowings under the Syndicated Credit Facility and the stated rate of interest for the 5.50% Senior Notes due 2028, without the effect of debt issuance costs.
(2) The Syndicated Credit Facility also includes a multicurrency revolving loan facility up to $300.0 million. There were no revolving loan borrowings outstanding as of March 31, 2024 or December 31, 2023.
Syndicated Credit Facility
The Company’s Syndicated Credit Facility (the “Facility”) provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving credit facility. Interest on base rate loans is charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on SOFR-based and alternative currency loans is charged at varying rates computed by applying a margin over the applicable SOFR rate or alternative currency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.
Fees for commercial letters of credit are computed as a percentage of the amount available to be drawn under such letters of credit. Fees for standby letters of credit are charged at varying rates computed by applying a margin of the amount available to be drawn under such standby letters of credit, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. As of both March 31, 2024 and December 31, 2023, the Company had $1.6 million in letters of credit outstanding under the Facility.
As of both March 31, 2024 and December 31, 2023, the carrying value of the Company’s borrowings under the Facility approximated its fair value as the Facility bears interest rates that are similar to existing market rates. The fair value of borrowings under the Facility is estimated using observable market rates and is considered Level 2 within the fair value hierarchy.
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
As of March 31, 2024, the estimated fair value of the Senior Notes was $287.0 million, compared with a net carrying value recorded in the Company’s consolidated condensed balance sheet of $296.7 million ($300.0 million gross, excluding the impact of $3.3 million of unamortized debt issuance costs). The fair value of the Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy.
The Company is in compliance with all covenants under the indenture governing the Senior Notes and anticipates that it will remain in compliance with the covenants for the foreseeable future.
Debt Issuance Costs
Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of March 31, 2024 and December 31, 2023, the unamortized debt issuance costs recorded as a reduction of long-term debt were $4.2 million and $4.4 million, respectively.
Debt issuance costs related to the issuance of revolving debt, which include underwriting, legal and other direct costs, net of accumulated amortization, were $1.3 million and $1.4 million as of March 31, 2024 and December 31, 2023, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.

NOTE 6 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three months ended March 31, 2024 and April 2, 2023:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	TOTAL
	(in thousands, except per share data)
Balance, at December 31, 2023	58,112	$5,811	$252,909	$320,833	$(34,016)	$(119,590)	$425,947
Net income	—	—	—	14,179	—	—	14,179
Issuances of stock related to restricted share units and performance shares	472	47	(47)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	(589)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(311)	(31)	(324)	—	—	—	(355)
Pension liability adjustment	—	—	—	—	458	—	458
Foreign currency translation adjustment	—	—	—	—	—	(11,092)	(11,092)
Balance, at March 31, 2024	58,273	$5,827	$252,538	$334,423	$(33,558)	$(130,682)	$428,548

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE	TOTAL
	(in thousands, except per share data)
Balance, at January 1, 2023	58,106	$5,811	$244,159	$278,639	$(27,548)	$(138,775)	$(749)	$361,537
Net loss	—	—	—	(714)	—	—	—	(714)
Issuances of stock related to performance shares	79	8	(8)	—	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(580)	—	—	—	(580)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(132)	(14)	1,850	—	—	—	—	1,836
Pension liability adjustment	—	—	—	—	(279)	—	—	(279)
Foreign currency translation adjustment	—	—	—	—	—	4,930	—	4,930
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	299	299
Balance, at April 2, 2023	58,053	$5,805	$246,001	$277,345	$(27,827)	$(133,845)	$(450)	$367,029

The Company has share-based employee compensation plans, which are described more fully in Note 14 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Restricted Stock Awards
Compensation expense related to restricted stock grants was $0.9 million and $1.4 million for the three months ended March 31, 2024 and April 2, 2023, respectively. The Company has reduced its expense for any restricted stock forfeited during the period.
The following table summarizes restricted stock outstanding as of March 31, 2024, as well as activity during the three months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	691,600	$12.55
Granted	—	—
Vested	(324,300)	13.94
Forfeited or canceled	(1,200)	13.19
Outstanding at March 31, 2024	366,100	$11.32
As of March 31, 2024, the unrecognized total compensation cost related to unvested restricted stock was $0.9 million. That cost is expected to be recognized by the first quarter of 2025.
Restricted Share Unit Awards
Compensation expense related to the restricted share units was $0.9 million and $0.5 million for the three months ended March 31, 2024 and April 2, 2023, respectively. The Company has reduced its expense for any restricted share units forfeited during the period.
The following table summarizes restricted share units outstanding as of March 31, 2024, as well as activity during the three months then ended:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	583,400	$10.35
Granted	402,800	13.24
Vested	(151,600)	10.80
Forfeited or canceled	(4,000)	10.80
Outstanding at March 31, 2024	830,600	$11.67
As of March 31, 2024, the unrecognized total compensation cost related to unvested restricted share units was $8.5 million. That cost is expected to be recognized by the first quarter of 2027.

Performance Share Awards
The following table summarizes the performance shares outstanding as of March 31, 2024, as well as the activity during the three months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,115,000	$12.36
Granted	402,800	13.24
Vested	(320,700)	13.91
Forfeited or canceled	(12,800)	12.82
Outstanding at March 31, 2024	1,184,300	$12.24
Compensation expense related to the performance shares was $2.1 million and $1.1 million for the three months ended March 31, 2024 and April 2, 2023, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $9.0 million as of March 31, 2024. The amount and timing of future compensation expense will depend on the performance of the Company. The compensation expense related to these outstanding performance shares is expected to be recognized by the first quarter of 2027.
The tax benefit recognized with respect to restricted stock, restricted share units and performance shares was approximately $0.5 million for the three months ended March 31, 2024.

NOTE 7 – LEASES
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$83,766		$87,519

Current portion of operating lease liabilities	$12,574		$12,347
Operating lease liabilities	74,286		78,269
Total operating lease liabilities	$86,860		$90,616

Property, plant and equipment, net		$6,799		$7,236

Accrued expenses		$2,482		$2,587
Other long-term liabilities		4,701		5,035
Total finance lease liabilities		$7,183		$7,622
As of March 31, 2024, there were no significant leases that had not commenced.
Lease Costs

	Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$776	$655
Interest on lease liabilities	99	60
Operating lease cost	4,989	4,703
Short-term lease cost	197	356
Variable lease cost	690	733
Total lease cost	$6,751	$6,507

Other Supplemental Information

	Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$96	$52
Operating cash flows from operating leases	4,097	4,201
Financing cash flows from finance leases	716	643
Right-of-use assets obtained in exchange for new finance lease liabilities	390	557
Right-of-use assets obtained in exchange for new operating lease liabilities	265	1,121
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term – finance leases (in years)	3.60	3.70
Weighted-average remaining lease term – operating leases (in years)	8.10	8.29
Weighted-average discount rate – finance leases	5.70%	5.51%
Weighted-average discount rate – operating leases	6.27%	6.25%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2024 (excluding the three months ended March 31, 2024)	$12,770	$2,170
2025	16,197	2,202
2026	16,047	1,651
2027	13,256	1,133
2028	10,804	582
Thereafter	42,883	264
Total future minimum lease payments (undiscounted)	111,957	8,002
Less: Present value discount	(25,097)	(819)
Total lease liabilities	$86,860	$7,183

NOTE 8 – EMPLOYEE BENEFIT PLANS
During the three-month periods ended March 31, 2024 and April 2, 2023, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.7 million and $0.6 million, respectively.
The following tables provide the components of net periodic benefit cost for the three months ended March 31, 2024 and April 2, 2023:

	Three Months Ended
Defined Benefit Retirement Plans (Europe)	March 31, 2024	April 2, 2023
	(in thousands)
Interest cost	$1,710	$1,735
Expected return on plan assets	(1,966)	(1,964)
Amortization of prior service cost	45	29
Amortization of net actuarial losses	269	223
Net periodic benefit cost	$58	$23

	Three Months Ended
Salary Continuation Plan	March 31, 2024	April 2, 2023
	(in thousands)
Interest cost	$266	$283
Amortization of net actuarial losses	60	49
Net periodic benefit cost	$326	$332

	Three Months Ended
nora Defined Benefit Plan	March 31, 2024	April 2, 2023
	(in thousands)
Service cost	$126	$114
Interest cost	264	272
Amortization of net actuarial gains	—	(109)
Net periodic benefit cost	$390	$277
In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other (income) expense, net, in the consolidated condensed statements of operations.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The ending balance and the change in the carrying amount of goodwill for the three months ended March 31, 2024 is as follows:

Goodwill(1)
(in thousands)
Balance, at December 31, 2023	$105,448
Foreign currency translation(2)	(2,251)
Balance, at March 31, 2024	$103,197
(1) The goodwill balance is allocated entirely to the AMS reportable segment.
(2) A portion of the goodwill balance is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.
The net carrying value of intangible assets other than goodwill was $53.8 million and $56.3 million at March 31, 2024 and December 31, 2023, respectively.

NOTE 10 – SEGMENT INFORMATION
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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”), which includes allocations of corporate selling, general and administrative (“SG&A”) expenses and allocations of global support SG&A as discussed below. AOI excludes: nora purchase accounting amortization; Cyber Event impact; property casualty loss; and restructuring, asset impairment, severance, and other, net. Intersegment revenues for the three months ended March 31, 2024 and April 2, 2023 were $16.8 million and $22.6 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
During the first quarter of 2024, the Company implemented a cost center realignment initiative to centralize certain global/shared functions. For the quarter ended March 31, 2024, SG&A expenses for these global support functions were allocated to AOI for each reportable segment consistent with the allocation methodology used to allocate corporate overhead in prior periods. Prior year AOI amounts below were not recast as there was no material impact to the measure of segment profit for each reportable segment. There were no changes to the composition of the Company’s operating or reportable segments.
Segment information for the three months ended March 31, 2024 and April 2, 2023 is presented in the following table:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
Net sales
AMS	$169,915	$169,241
EAAA	119,828	126,551
Total net sales	$289,743	$295,792

Segment AOI
AMS	$18,080	$11,269
EAAA	7,445	3,929

Depreciation and amortization
AMS	$4,353	$4,393
EAAA	5,263	5,598
Total depreciation and amortization	$9,616	$9,991

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Assets
AMS	$546,971	$627,782
EAAA	603,853	630,939
Total segment assets	1,150,824	1,258,721
Corporate assets	110,168	108,673
Eliminations	(67,500)	(137,299)
Total reported assets	$1,193,492	$1,230,095
Reconciliations of operating income to income (loss) before income tax expense and segment AOI are presented as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
AMS operating income	$18,195	$8,715
EAAA operating income	6,251	762
Consolidated operating income	24,446	9,477
Interest expense	6,423	8,505
Other (income) expense, net	(976)	1,500
Income (loss) before income tax expense	$18,999	$(528)

	Three Months Ended March 31, 2024		Three Months Ended April 2, 2023
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$18,195	$6,251	$8,715	$762
Purchase accounting amortization	—	1,297	—	1,283
Cyber Event impact	(246)	(170)	228	200
Property casualty loss	—	—	1,300	—
Restructuring, asset impairment, severance, and other, net	131	67	1,026	1,684
AOI	$18,080	$7,445	$11,269	$3,929

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three months ended March 31, 2024 and April 2, 2023 is presented in the following table:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
Cash paid for interest	$2,099	$3,667
Cash paid for income taxes, net of refunds	7,161	5,148
See Note 7 entitled “Leases” for additional supplemental disclosures related to finance and operating leases.
Non-Cash Financing Activities
On March 12, 2024, the Company declared cash dividends on its common stock of $0.6 million, which were paid during the second quarter of 2024 to shareholders of record as of March 29, 2024. At March 31, 2024, the dividends were recorded within accrued expenses in the consolidated condensed balance sheet.

NOTE 12 – INCOME TAXES
The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate (“AETR”) and records any changes affecting the estimated AETR in the interim period in which the change occurs, including discrete tax items.
During the three months ended March 31, 2024, the Company recorded a total income tax provision of $4.8 million on pre-tax income of $19.0 million resulting in an effective tax rate of 25.4%, as compared to a total income tax provision of $0.2 million on pre-tax loss of $0.5 million resulting in a negative effective tax rate of 35.2% during the three months ended April 2, 2023. The year-over-year change in the effective tax rate is primarily due to the tax effects of pre-tax income in the current year quarter compared to pre-tax loss in the prior year quarter and favorable changes related to share-based compensation and the limitation on the deduction for business interest expenses under Internal Revenue Code section 163(j). The pre-tax loss for the three months ended April 2, 2023, included significant unusual or infrequent items that are specifically excluded from the AETR. The tax effects related to these specifically excluded items are recognized discretely. The income tax benefits recognized discretely were at a lower effective tax rate compared to the estimated AETR resulting in an overall negative effective tax rate for the three months ended April 2, 2023.
On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. For fiscal year 2024, we expect to meet the Transitional Country-by-Country (CbCR) Safe Harbor rules for most if not all jurisdictions and do not expect these provisions to have a material impact on the Company’s financial statements. We will continue to closely monitor ongoing developments and evaluate any potential impact on future periods.
In the first three months of 2024, the Company increased its liability for unrecognized tax benefits by $0.3 million. As of March 31, 2024, the Company had accrued approximately $5.2 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of March 31, 2024 reflects a reduction for $2.8 million of these unrecognized tax benefits.
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

NOTE 13 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCI”), before tax, to the consolidated condensed statements of operations during the three months ended March 31, 2024 and April 2, 2023 are reflected in the table below:

		Three Months Ended
	Statement of Operations Location	March 31, 2024	April 2, 2023
		(in thousands)
Interest rate swap contracts loss	Interest expense	$—	$(393)
Amortization of benefit plan net actuarial losses and prior service cost	Other (income) expense, net	(374)	(192)
Total loss reclassified from AOCI		$(374)	$(585)

NOTE 14 – COMMITMENTS AND CONTINGENCIES
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. See disclosure under the heading “Lawsuit by Former CEO in Connection with Termination” set forth in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended March 31, 2024, or as of, March 31, 2024, and the comparable periods of 2023, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The three-month periods ended March 31, 2024 and April 2, 2023 both include 13 weeks.
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

Executive Overview
During the quarter ended March 31, 2024, we had consolidated net sales of $289.7 million, down 2.0% compared to $295.8 million in the first quarter last year, primarily due to decreased customer demand — particularly in the corporate office and retail market segments. These decreases were partially offset by higher sales in the education market segment. Consolidated operating income was $24.4 million for the first quarter of 2024, compared to $9.5 million in the first quarter last year, primarily due to higher gross profit margin as a result of lower raw material and freight costs. Consolidated net income for the quarter ended March 31, 2024, was $14.2 million or $0.24 per share, compared to consolidated net loss of $0.7 million or $0.01 per share in the first quarter last year.
Cybersecurity Event
As previously disclosed in our current report on Form 8-K filed with the Commission on November 23, 2022, we discovered a cybersecurity attack on November 20, 2022, perpetrated by unauthorized third parties, affecting our IT systems. The investigation of the Cyber Event was completed in fiscal year 2023. We have cyber risk insurance and anticipate that a portion of our costs and expenses related to the Cyber Event will ultimately be recovered by insurance.
Our IT systems face a myriad of cybersecurity threats, including, without limitation, hacking, computer viruses, denial of service attacks, malware, ransomware, phishing scams, compromised or irretrievable backups, and other cyber attacks. Any of these events which deny us use of vital IT systems may seriously disrupt our normal business operations and lead to production or shipping stoppages, revenue loss, and reputational harm. We also expect to incur ongoing costs for enhanced data security against unauthorized access to, or manipulation of, our systems and data.
Impact of Macroeconomic Trends
Recent disruptions in economic markets due to persistent inflation, high interest rates, the Russia-Ukraine war and the Israel-Hamas war, a fairly stabilized but still challenging supply chain environment, slow market conditions in parts of Asia, and significant financial pressures in the commercial office market globally, all pose challenges which may adversely affect our future performance. To mitigate these impacts, we plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month periods ended March 31, 2024 and April 2, 2023:

	Three Months Ended
	March 31, 2024	April 2, 2023
Net sales	100.0%	100.0%
Cost of sales	61.9	67.6
Gross profit	38.1	32.4
Selling, general and administrative expenses	29.7	29.2
Restructuring, asset impairment and other charges	—	0.0
Operating income	8.4	3.2
Interest/Other (income) expense, net	1.9	3.4
Income (loss) before income tax expense	6.5	(0.2)
Income tax expense	1.7	0.1
Net income (loss)	4.8%	(0.3)%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month periods ended March 31, 2024, and April 2, 2023:

	Three Months Ended		Percentage Change
	March 31, 2024	April 2, 2023
	(in thousands)
Consolidated net sales	$289,743	$295,792	(2.0)%
For the quarter ended March 31, 2024, consolidated net sales decreased $6.0 million (2.0%) versus the comparable period in 2023, primarily due to lower sales volumes (approximately 4%) partially offset by higher prices (approximately 2%). Currency fluctuations had no material impact on consolidated net sales for the first quarter of 2024 compared to the same period last year. On a market segment basis, the sales decrease was primarily in the corporate office, retail, healthcare and hospitality market segments, partially offset by higher sales in the education and residential living market segments.
Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month periods ended March 31, 2024, and April 2, 2023:

	Three Months Ended		Percentage Change
	March 31, 2024	April 2, 2023
	(in thousands)
Consolidated cost of sales	$179,338	$199,919	(10.3)%
Consolidated selling, general and administrative expenses	85,959	86,254	(0.3)%
Consolidated Cost of Sales
For the quarter ended March 31, 2024, consolidated cost of sales decreased $20.6 million (10.3%) compared to the first quarter of 2023, primarily due to lower raw material costs and lower sales. Currency translation had no material impact to consolidated cost of sales compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 61.9% for the first quarter of 2024 versus 67.6% for the first quarter of 2023.

Consolidated Gross Profit
For the quarter ended March 31, 2024, consolidated gross profit, as a percentage of net sales, was 38.1% compared with 32.4% in the same period last year. The increase in gross profit percentage was primarily due to (i) lower raw material and freight costs (approximately 3%), (ii) favorable product mix and other (approximately 2%), and (iii) higher sales pricing (approximately 1%).
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended March 31, 2024, consolidated SG&A expenses decreased $0.3 million (0.3%) versus the comparable period in 2023. Currency translation had no material impact on consolidated SG&A expenses in the first quarter of 2024 compared to the same period last year. SG&A expenses were lower for the first quarter of 2024 primarily due to (i) $2.0 million of lower severance costs driven by employee headcount reduction and cost saving initiatives in the prior year period, (ii) $1.0 million of lower selling expenses, and (iii) $0.9 million of lower Cyber Event costs due to completion of the investigation in the prior year as well as insurance recoveries in the current period. These decreases were mostly offset by $2.2 million of higher labor and variable compensation costs and $1.4 million of higher software license fees. As a percentage of net sales, SG&A expenses increased to 29.7% for the first quarter of 2024 versus 29.2% for the first quarter of 2023.
Interest Expense
During the quarter ended March 31, 2024, interest expense was $6.4 million, a decrease of $2.1 million from the comparable period in 2023, primarily due to lower outstanding term loan borrowings under the Facility.

Segment Operating Results
During the first quarter of 2024, the Company implemented a cost center realignment initiative to centralize certain global/shared functions. For the quarter ended March 31, 2024, SG&A expenses for these global support functions were allocated to AOI for each reportable segment consistent with the allocation methodology used to allocate corporate overhead in prior periods. Prior year AOI amounts below were not recast as there was no material impact to the measure of segment profit for each reportable segment. There were no changes to the composition of the Company’s operating or reportable segments.
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month periods ended March 31, 2024, and April 2, 2023:

	Three Months Ended		Percentage Change
	March 31, 2024	April 2, 2023
	(in thousands)
AMS segment net sales	$169,915	$169,241	0.4%
AMS segment AOI(1)	18,080	11,269	60.4%
(1) Includes allocation of corporate SG&A expenses and allocation of global support SG&A expenses as discussed above. Excludes Cyber Event impact, property casualty loss, and restructuring, asset impairment, severance, and other, net. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the first quarter of 2024, net sales in AMS increased 0.4% versus the comparable period in 2023 primarily due to higher sales prices partially offset by lower volume. On a market segment basis, the AMS sales increase was primarily in the education, residential living, and public buildings market segments, partially offset by decreases in the corporate office, retail and healthcare market segments.
AOI in AMS increased 60.4% during the first quarter of 2024 compared to the prior year period primarily due to higher sales pricing and lower raw material and freight costs compared to the same period last year. During the first quarter of 2023, AOI in AMS was adversely impacted by inflation and higher input costs. As a percentage of net sales, AOI increased to 10.6% during the first quarter of 2024 compared to 6.7% in the same period last year.
EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month periods ended March 31, 2024, and April 2, 2023:

	Three Months Ended		Percentage Change
	March 31, 2024	April 2, 2023
	(in thousands)
EAAA segment net sales	$119,828	$126,551	(5.3)%
EAAA segment AOI(1)	7,445	3,929	89.5%
(1) Includes allocation of corporate SG&A expenses and allocation of global support SG&A expenses as discussed above. Excludes purchase accounting amortization, Cyber Event impact, and restructuring, asset impairment, severance and other, net. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the first quarter of 2024, net sales in EAAA decreased 5.3% versus the comparable period in 2023, primarily due to lower sales volume. Currency fluctuations had no material impact on EAAA sales for the first quarter 2024 compared to the same period last year. On a market segment basis, the EAAA sales decrease was most significant in the education, public buildings, and corporate office market segments.

AOI in EAAA increased 89.5% during the first quarter of 2024 versus the comparable period in 2023, primarily due to lower raw material costs compared to the same period last year. During the first quarter of 2023, AOI in EAAA was adversely impacted by inflation and higher input costs. Currency fluctuations had no material impact on AOI for the first quarter of 2024 compared to the first quarter last year. As a percentage of net sales, AOI increased to 6.2% during the first quarter of 2024 compared to 3.1% in the same period last year.
Financial Condition, Liquidity and Capital Resources
General
At March 31, 2024, the Company had $89.8 million in cash. At that date, the Company had $96.0 million in term loan borrowings, no revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Facility, and we had $300.0 million of Senior Notes outstanding. As of March 31, 2024, we had additional borrowing capacity of $298.4 million under the Facility. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $133 million and $141 million for the three-month periods ended March 31, 2024 and April 2, 2023, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $128 million and $133 million as of March 31, 2024 and December 31, 2023, respectively.
Balance Sheet
Accounts receivable, net, were $147.2 million at March 31, 2024, compared to $163.4 million at December 31, 2023. The decrease of $16.2 million was primarily due to customer collections and the impact of lower net sales as a result of decreased customer demand in the first quarter of 2024.
Inventories, net, were $296.3 million at March 31, 2024, compared to $279.1 million at December 31, 2023. The increase of $17.2 million was primarily due to finished goods inventory build attributable to expected higher customer demand in the remainder of 2024, partially offset by lower raw material costs.
Analysis of Cash Flows
The following table presents a summary of cash flows for the three-month periods ended March 31, 2024 and April 2, 2023, respectively:

	Three Months Ended
	March 31, 2024	April 2, 2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$12,619	$29,584
Investing activities	(1,993)	(5,712)
Financing activities	(29,776)	(21,035)
Effect of exchange rate changes on cash	(1,574)	872
Net change in cash and cash equivalents	(20,724)	3,709
Cash and cash equivalents at beginning of period	110,498	97,564
Cash and cash equivalents at end of period	$89,774	$101,273

Cash provided by operating activities was $12.6 million for the three months ended March 31, 2024, which represents a decrease of $17.0 million from the prior year comparable period. The decrease was primarily due to changes in working capital during the first three months of 2024 compared with the first three months of 2023. Specifically, the prior year comparable period includes a greater source of cash from accounts receivable collections compared with the first three months of 2024, primarily attributable to delays in customer billings from the Cyber Event, in which those delayed billings were collected in the first quarter of 2023. Additionally, the increase in inventories during the first three months of 2024, as described above, resulted in a greater use of cash compared with the same period in the prior year.
Cash used in investing activities was $2.0 million for the three months ended March 31, 2024, which represents a decrease of $3.7 million from the prior year comparable period. The decrease was primarily attributable to cash proceeds received from the sale of manufacturing equipment and insurance proceeds for property casualty losses, both of which partially offset cash used for capital expenditures during the three months ended March 31, 2024.
Cash used in financing activities was $29.8 million for the three months ended March 31, 2024, which represents an increase of $8.7 million from the prior year comparable period. The year-over-year increase was primarily due to lower revolving loan borrowings combined with higher repayments of term loan borrowings during the three months ended March 31, 2024.
Outlook

We anticipate revenue growth in the second quarter of fiscal year 2024 compared with the first quarter of 2024. During the first half of fiscal year 2024, the Company also expects continued year-over-year decreases in the cost per unit of various raw material purchases which will benefit gross profit margins in 2024. We also anticipate that the continued slow macro environment in China, high interest rates, and significant financial pressures in the commercial office market globally will continue to adversely impact our performance and demand for our products.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including raw material availability and cost, and demand for our products.
Backlog
As of April 21, 2024, the consolidated backlog of unshipped orders was approximately $224.3 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, backlog was approximately $195.5 million as of February 4, 2024. Disruptions in supply and distribution chains have resulted in delays of construction projects and flooring installations in many regions worldwide, which have also caused, and may continue to cause, fluctuations in our backlog.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the three months ended March 31, 2024, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
Because the debt outstanding under our Facility has variable interest rates based on an underlying prime lending rate, SOFR, or other benchmark rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate, SOFR, or other benchmark rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.
As of March 31, 2024, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $11.3 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $11.9 million.
As of March 31, 2024, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $9.1 million or an increase in the fair value of our financial instruments of $11.1 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. See Note 14 of Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 31, 2024:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 – January 28, 2024(3)	63,293	$12.05	—	$82,828,595
January 29 – February 25, 2024	—	—	—	82,858,595
February 26 – March 31, 2024(3)	246,578	14.21	—	82,828,595
Total	309,871	$13.77	—
(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2024, which commenced January 1, 2024 and ended March 31, 2024.
(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date. There were no shares repurchased pursuant to this program during the Company’s fiscal first quarter of 2024.
(3) Comprised of shares received by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, one of our directors, Daniel T. Hendrix, adopted a Rule 10b5-1 trading arrangement for the potential sale of our common stock in amounts and prices determined in accordance with such plan, as outlined in the table below:

Name and Title	Action	Date Adopted	Expiration Date	Aggregate Number of Securities to be Purchased / Sold
Daniel T. Hendrix, Director	Adoption of Rule 10b5-1 Plan(1)	March 6, 2024	February 5, 2025	100,000
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934.
Transactions in our securities by directors or officers of Interface or its subsidiaries are required to be made in accordance with our Insider Trading Policy, which incorporates applicable U.S. federal securities laws that prohibit trading Interface common stock and other Company securities while aware of material non-public information about Interface.
Except as set forth above, during the three months ended March 31, 2024, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
19.1	Insider Trading Policy
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 7, 2024	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)