Form 10-Q
period 2024-06-30
INTERFACE INC
filed 2024-08-06
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of August 1, 2024:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,304,101

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	JUNE 30, 2024	DECEMBER 31, 2023
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$94,187	$110,498
Accounts receivable, net	179,604	163,386
Inventories, net	281,074	279,079
Prepaid expenses and other current assets	36,953	30,895
Total current assets	591,818	583,858
Property, plant and equipment, net	281,719	291,140
Operating lease right-of-use assets	80,696	87,519
Deferred tax asset	21,577	21,721
Goodwill and intangible assets, net	154,605	161,703
Other assets	85,702	84,154

Total assets	$1,216,117	$1,230,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$78,524	$62,912
Accrued expenses	114,961	130,890
Current portion of operating lease liabilities	12,692	12,347
Current portion of long-term debt	8,526	8,572
Total current liabilities	214,703	214,721
Long-term debt	379,027	408,641
Operating lease liabilities	71,531	78,269
Deferred income taxes	31,639	33,832
Other long-term liabilities	68,052	68,685

Total liabilities	764,952	804,148

Commitments and contingencies (Note 15)

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,303 and 58,112 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5,830	5,811
Additional paid-in capital	254,666	252,909
Retained earnings	356,397	320,833
Accumulated other comprehensive loss – foreign currency translation	(132,704)	(119,590)
Accumulated other comprehensive loss – pension liability	(33,024)	(34,016)

Total shareholders’ equity	451,165	425,947

Total liabilities and shareholders’ equity	$1,216,117	$1,230,095
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2024	JULY 2, 2023	JUNE 30, 2024	JULY 2, 2023
Net sales	$346,635	$329,582	$636,378	$625,374
Cost of sales	224,022	217,796	403,360	417,715
Gross profit	122,613	111,786	233,018	207,659

Selling, general and administrative expenses	84,462	85,522	170,421	171,776
Restructuring, asset impairment, and other gains, net	—	(2,644)	—	(2,502)
Operating income	38,151	28,908	62,597	38,385

Interest expense	6,173	8,318	12,596	16,823
Other expense (income), net	832	(528)	(144)	972

Income before income tax expense	31,146	21,118	50,145	20,590
Income tax expense	8,588	5,321	13,408	5,507

Net income	$22,558	$15,797	$36,737	$15,083

Earnings per share – basic	$0.39	$0.27	$0.63	$0.26
Earnings per share – diluted	$0.38	$0.27	$0.63	$0.26

Common shares outstanding – basic	58,281	58,074	58,260	58,077
Common shares outstanding – diluted	58,692	58,170	58,703	58,180
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30, 2024	JULY 2, 2023	JUNE 30, 2024	JULY 2, 2023
Net income	$22,558	$15,797	$36,737	$15,083
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustment	(2,022)	1,361	(13,114)	6,291
Reclassification from accumulated other comprehensive loss – discontinued cash flow hedge	—	300	—	599
Pension liability adjustment	534	(800)	992	(1,079)
Other comprehensive (loss) income	(1,488)	861	(12,122)	5,811

Comprehensive income	$21,070	$16,658	$24,615	$20,894
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	SIX MONTHS ENDED
	JUNE 30, 2024	JULY 2, 2023
OPERATING ACTIVITIES:
Net income	$36,737	$15,083
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,344	20,146
Share-based compensation expense	6,531	5,125
Gain on disposal of property, plant and equipment, net	—	(2,541)
Deferred income taxes and other	(4,805)	(618)
Amortization of acquired intangible assets	2,584	2,584
Working capital changes:
Accounts receivable	(18,907)	17,770
Inventories	(5,661)	19,943
Prepaid expenses and other current assets	(6,332)	(3,611)
Accounts payable and accrued expenses	4,667	(25,957)

Cash provided by operating activities	34,158	47,924

INVESTING ACTIVITIES:
Capital expenditures	(13,607)	(11,331)
Proceeds from sale of property, plant and equipment	1,040	6,593
Insurance proceeds from property casualty loss	1,000	—

Cash used in investing activities	(11,567)	(4,738)

FINANCING ACTIVITIES:
Repayments of long-term debt	(46,930)	(112,107)
Borrowing of long-term debt	17,334	67,000
Tax withholding payments for share-based compensation	(4,754)	(1,487)
Dividends paid	(1,173)	(1,161)
Finance lease payments	(1,437)	(1,308)

Cash used in financing activities	(36,960)	(49,063)

Net cash used in operating, investing and financing activities	(14,369)	(5,877)
Effect of exchange rate changes on cash	(1,942)	1,248

CASH AND CASH EQUIVALENTS:
Net decrease	(16,311)	(4,629)
Balance, beginning of period	110,498	97,564

Balance, end of period	$94,187	$92,935
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
The six-month periods ended June 30, 2024 and July 2, 2023 both include 26 weeks. The three-month periods ended June 30, 2024 and July 2, 2023 both include 13 weeks.
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

NOTE 2 – REVENUE RECOGNITION
For the three and six months ended June 30, 2024 and July 2, 2023, revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material was approximately 98% of total revenue. The remaining 2% of revenue was generated from the installation of carpet and other flooring-related material for both three-month and six-month periods ended June 30, 2024 and July 2, 2023.
Disaggregation of Revenue
For the three and six months ended June 30, 2024 and July 2, 2023, revenue from the Company’s customers is broken down by geography as follows:

	Three Months Ended		Six Months Ended
Geography	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Americas	62.0%	61.1%	60.5%	59.2%
Europe	27.6	28.0	29.4	29.9
Asia-Pacific	10.4	10.9	10.1	10.9
Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 10 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Finished goods	$208,956	$201,821
Work-in-process	21,297	20,892
Raw materials	50,821	56,366
Inventories, net	$281,074	$279,079

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

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands, except per share data)
Numerator:
Net income	$22,558	$15,797	$36,737	$15,083
Less: distributed and undistributed earnings available to participating securities	(109)	(189)	(282)	(207)
Distributed and undistributed earnings available to common shareholders	$22,449	$15,608	$36,455	$14,876

Denominator:
Weighted average shares outstanding	58,001	57,381	57,812	57,279
Participating securities	280	693	448	798
Shares for basic EPS	58,281	58,074	58,260	58,077
Dilutive effect of non-participating securities	411	96	443	103
Shares for diluted EPS	58,692	58,170	58,703	58,180

Basic EPS	$0.39	$0.27	$0.63	$0.26
Diluted EPS	$0.38	$0.27	$0.63	$0.26
For the three and six months ended June 30, 2024, there were no securities excluded from the computation of diluted EPS that would have been antidilutive. For the three and six months ended July 2, 2023, 1,476,804 and 1,322,278 respectively, of non-participating securities were excluded from the computation of diluted EPS because the effect would have been antidilutive.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	June 30, 2024		December 31, 2023
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$7,334	7.96%	$—	—%
Term loan borrowings	83,916	6.18%	121,658	6.61%
Total borrowings under Syndicated Credit Facility	91,250	6.32%	121,658	6.61%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	391,250		421,658
Less: Unamortized debt issuance costs	(3,697)		(4,445)

Total debt, net	387,553		417,213
Less: Current portion of long-term debt	(8,526)		(8,572)

Total long-term debt, net	$379,027		$408,641
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
Fees for commercial letters of credit are computed as a percentage of the amount available to be drawn under such letters of credit. Fees for standby letters of credit are charged at varying rates computed by applying a margin of the amount available to be drawn under such standby letters of credit, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. As of both June 30, 2024 and December 31, 2023, the Company had $1.6 million in letters of credit outstanding under the Facility.
As of both June 30, 2024 and December 31, 2023, the carrying value of the Company’s borrowings under the Facility approximated its fair value as the Facility bears interest rates that are similar to existing market rates. The fair value of borrowings under the Facility is estimated using observable market rates and is considered Level 2 within the fair value hierarchy.
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
As of June 30, 2024, the estimated fair value of the Senior Notes was $283.2 million, compared with a net carrying value recorded in the Company’s consolidated condensed balance sheet of $296.9 million ($300.0 million gross, excluding the impact of $3.1 million of unamortized debt issuance costs). The fair value of the Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy.
The Company is in compliance with all covenants under the indenture governing the Senior Notes and anticipates that it will remain in compliance with the covenants for the foreseeable future.
Debt Issuance Costs
Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. As these fees are expensed over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are expensed. As of June 30, 2024 and December 31, 2023, the unamortized debt issuance costs recorded as a reduction of long-term debt were $3.7 million and $4.4 million, respectively.
Debt issuance costs related to the issuance of revolving debt, which include underwriting, legal and other direct costs, net of accumulated amortization, were $1.2 million and $1.4 million as of June 30, 2024 and December 31, 2023, respectively. These amounts are included in other assets in the Company’s consolidated condensed balance sheets. The Company amortizes these costs over the life of the related debt.

NOTE 6 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the six months ended June 30, 2024 and July 2, 2023:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	PENSION LIABILITY	TOTAL
	(in thousands, except per share data)
Balance, at December 31, 2023	58,112	$5,811	$252,909	$320,833	$(119,590)	$(34,016)	$425,947
Net income	—	—	—	14,179	—	—	14,179
Issuances of stock related to restricted share units and performance shares	472	47	(47)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	(589)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(311)	(31)	(324)	—	—	—	(355)
Foreign currency translation adjustment	—	—	—	—	(11,092)	—	(11,092)
Pension liability adjustment	—	—	—	—	—	458	458
Balance, at March 31, 2024	58,273	$5,827	$252,538	$334,423	$(130,682)	$(33,558)	$428,548
Net income	—	—	—	22,558	—	—	22,558
Issuances of stock related to restricted share units and performance shares	4	—	—	—	—	—	—
Restricted stock issuances	58	6	941	—	—	—	947
Unrecognized compensation expense related to restricted stock awards	—	—	(946)	—	—	—	(946)
Cash dividends declared, $0.01 per common share	—	—	—	(584)	—	—	(584)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(32)	(3)	2,133	—	—	—	2,130
Foreign currency translation adjustment	—	—	—	—	(2,022)	—	(2,022)
Pension liability adjustment	—	—	—	—	—	534	534
Balance, at June 30, 2024	58,303	$5,830	$254,666	$356,397	$(132,704)	$(33,024)	$451,165

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	PENSION LIABILITY	CASH FLOW HEDGE	TOTAL
	(in thousands, except per share data)
Balance, at January 1, 2023	58,106	$5,811	$244,159	$278,639	$(138,775)	$(27,548)	$(749)	$361,537
Net loss	—	—	—	(714)	—	—	—	(714)
Issuances of stock related to performance shares	79	8	(8)	—	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(580)	—	—	—	(580)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(132)	(14)	1,850	—	—	—	—	1,836
Foreign currency translation adjustment	—	—	—	—	4,930	—	—	4,930
Pension liability adjustment	—	—	—	—	—	(279)	—	(279)
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	299	299
Balance, at April 2, 2023	58,053	$5,805	$246,001	$277,345	$(133,845)	$(27,827)	$(450)	$367,029
Net income	—	—	—	15,797	—	—	—	15,797
Issuances of stock related to restricted share units and performance shares	5	1	(1)	—	—	—	—	—
Restricted stock issuances	102	10	697	—	—	—	—	707
Unrecognized compensation expense related to restricted stock awards	—	—	(708)	—	—	—	—	(708)
Cash dividends declared, $0.01 per common share	—	—	—	(581)	—	—	—	(581)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(48)	(5)	1,808	—	—	—	—	1,803
Foreign currency translation adjustment	—	—	—	—	1,361	—	—	1,361
Pension liability adjustment	—	—	—	—	—	(800)	—	(800)
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	300	300
Balance, at July 2, 2023	58,112	$5,811	$247,797	$292,561	$(132,484)	$(28,627)	$(150)	$384,908

Stock Incentive Plan
The Company has share-based employee compensation plans, which are described more fully in Note 14 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
In May 2024, the shareholders of the Company approved the adoption of an amendment and restatement of the Interface, Inc. 2020 Omnibus Stock Incentive Plan (the “Amended and Restated Plan”). The aggregate number of shares of common stock that may be issued or transferred under the Amended and Restated Plan on or after the effective date of the plan is the sum of 3,200,000 shares not previously authorized for issuance under any plan, plus the number of shares remaining available for issuance under the original Interface, Inc. 2020 Omnibus Stock Incentive Plan (the “Original Plan”) but not subject to outstanding awards under the Original Plan immediately prior to the effective date of the Amended and Restated Plan, plus the number of shares remaining available for issuance pursuant to the outstanding awards under the Original Plan immediately prior to the effective date of the Amended and Restated Plan, including any shares that become available due to the forfeiture, termination or cancellation of such awards. No award may be granted after the tenth anniversary of the effective date of the Amended and Restated Plan.
Restricted Stock Awards
Compensation expense related to restricted stock grants was $1.4 million and $2.4 million for the six months ended June 30, 2024 and July 2, 2023, respectively. The Company has reduced its expense for any restricted stock forfeited during the period.
The following table summarizes restricted stock outstanding as of June 30, 2024, as well as activity during the six months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	691,600	$12.55
Granted	58,400	16.22
Vested	(504,800)	12.31
Forfeited or canceled	(1,200)	13.19
Outstanding at June 30, 2024	244,000	$13.91
As of June 30, 2024, the unrecognized total compensation cost related to unvested restricted stock was $1.3 million. That cost is expected to be recognized by the second quarter of 2025.
Restricted Share Unit Awards
Compensation expense related to the restricted share units was $1.8 million and $1.0 million for the six months ended June 30, 2024 and July 2, 2023, respectively. The Company has reduced its expense for any restricted share units forfeited during the period.
The following table summarizes restricted share units outstanding as of June 30, 2024, as well as activity during the six months then ended:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	583,400	$10.35
Granted	402,800	13.24
Vested	(154,400)	10.78
Forfeited or canceled	(5,700)	10.80
Outstanding at June 30, 2024	826,100	$11.68
As of June 30, 2024, the unrecognized total compensation cost related to unvested restricted share units was $7.6 million. That cost is expected to be recognized by the first quarter of 2027.

Performance Share Awards
The following table summarizes the performance shares outstanding as of June 30, 2024, as well as the activity during the six months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,115,000	$12.36
Granted	402,800	13.24
Vested	(322,300)	13.90
Forfeited or canceled	(16,800)	12.65
Outstanding at June 30, 2024	1,178,700	$12.23
Compensation expense related to the performance shares was $3.3 million and $1.7 million for the six months ended June 30, 2024 and July 2, 2023, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $7.7 million as of June 30, 2024. The amount and timing of future compensation expense will depend on the performance of the Company. The compensation expense related to these outstanding performance shares is expected to be recognized by the first quarter of 2027.
The tax benefit recognized with respect to restricted stock, restricted share units and performance shares was approximately $1.2 million for the six months ended June 30, 2024.

NOTE 7 – LEASES
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$80,696		$87,519

Current portion of operating lease liabilities	$12,692		$12,347
Operating lease liabilities	71,531		78,269
Total operating lease liabilities	$84,223		$90,616

Property, plant and equipment, net		$7,257		$7,236

Accrued expenses		$2,556		$2,587
Other long-term liabilities		5,081		5,035
Total finance lease liabilities		$7,637		$7,622
As of June 30, 2024, there were no significant leases that had not commenced.
Lease Costs

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$749	$705	$1,525	$1,360
Interest on lease liabilities	110	85	209	145
Operating lease cost	4,822	4,698	9,811	9,401
Short-term lease cost	199	391	396	747
Variable lease cost	645	608	1,335	1,341
Total lease cost	$6,525	$6,487	$13,276	$12,994

Other Supplemental Information

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$105	$55	$201	$107
Operating cash flows from operating leases	4,323	4,440	8,420	8,641
Financing cash flows from finance leases	721	665	1,437	1,308
Right-of-use assets obtained in exchange for new finance lease liabilities	1,191	479	1,581	1,036
Right-of-use assets obtained in exchange for new operating lease liabilities	634	2,842	899	3,963
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term – finance leases (in years)	3.61	3.70
Weighted-average remaining lease term – operating leases (in years)	7.92	8.29
Weighted-average discount rate – finance leases	6.03%	5.51%
Weighted-average discount rate – operating leases	6.30%	6.25%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2024 (excluding the six months ended June 30, 2024)	$8,589	$1,544
2025	16,410	2,505
2026	16,256	1,976
2027	13,283	1,433
2028	10,774	763
Thereafter	42,623	328
Total future minimum lease payments (undiscounted)	107,935	8,549
Less: Present value discount	(23,712)	(912)
Total lease liabilities	$84,223	$7,637

NOTE 8 – EMPLOYEE BENEFIT PLANS
During the three and six months ended June 30, 2024, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $1.3 million, respectively. During the three and six months ended July 2, 2023, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.7 million and $1.3 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and six months ended June 30, 2024 and July 2, 2023:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plans (Europe)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)
Interest cost	$1,702	$1,778	$3,412	$3,513
Expected return on plan assets	(1,955)	(2,015)	(3,921)	(3,979)
Amortization of prior service cost	44	30	89	59
Amortization of net actuarial losses	267	228	536	451
Net periodic benefit cost	$58	$21	$116	$44

	Three Months Ended		Six Months Ended
Salary Continuation Plan	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)
Interest cost	$266	$284	$532	$567
Amortization of net actuarial losses	60	48	120	97
Net periodic benefit cost	$326	$332	$652	$664

	Three Months Ended		Six Months Ended
nora Defined Benefit Plan	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)
Service cost	$124	$115	$250	$229
Interest cost	262	275	526	547
Amortization of net actuarial gains	—	(111)	—	(220)
Net periodic benefit cost	$386	$279	$776	$556
In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense (income), net, in the consolidated condensed statements of operations.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The ending balance and the change in the carrying amount of goodwill for the six months ended June 30, 2024 is as follows:

Goodwill(1)
(in thousands)
Balance, at December 31, 2023	$105,448
Foreign currency translation(2)	(2,951)
Balance, at June 30, 2024	$102,497
(1) The goodwill balance is allocated entirely to the AMS reportable segment.
(2) A portion of the goodwill balance is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.
The net carrying value of intangible assets other than goodwill was $52.1 million and $56.3 million at June 30, 2024 and December 31, 2023, respectively.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”), which includes allocations of corporate selling, general and administrative (“SG&A”) expenses and allocations of global support SG&A as discussed below. AOI excludes: nora purchase accounting amortization; Cyber Event impact; property casualty loss; and restructuring, asset impairment, severance, and other, net. Intersegment revenues for the three and six months ended June 30, 2024, were $24.5 million and $41.3 million, respectively, and intersegment revenues for the three and six months ended July 2, 2023, were $24.7 million and $47.3 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
During the first quarter of 2024, the Company implemented a cost center realignment initiative to centralize certain global/shared functions. For the three and six months ended June 30, 2024, SG&A expenses for these global support functions were allocated to AOI for each reportable segment consistent with the allocation methodology used to allocate corporate overhead in prior periods. Prior year AOI amounts below were not recast as there was no material impact to the measure of segment profit for each reportable segment. There were no changes to the composition of the Company’s operating or reportable segments.
Segment information for the three and six months ended June 30, 2024 and July 2, 2023 is presented in the following table:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)
Net sales
AMS	$215,012	$201,281	$384,927	$370,522
EAAA	131,623	128,301	251,451	254,852
Total net sales	$346,635	$329,582	$636,378	$625,374

Segment AOI
AMS	$26,947	$24,034	$45,027	$35,303
EAAA	12,658	3,827	20,103	7,756

Depreciation and amortization
AMS	$4,446	$4,424	$8,799	$8,817
EAAA	5,282	5,731	10,545	11,329
Total depreciation and amortization	$9,728	$10,155	$19,344	$20,146

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Assets
AMS	$581,835	$627,782
EAAA	618,901	630,939
Total segment assets	1,200,736	1,258,721
Corporate assets	109,939	108,673
Eliminations	(94,558)	(137,299)
Total reported assets	$1,216,117	$1,230,095
Reconciliations of operating income to income before income tax expense and segment AOI are presented as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(in thousands)
AMS operating income	$26,804	$24,752	$44,999	$33,467
EAAA operating income	11,347	4,156	17,598	4,918
Consolidated operating income	38,151	28,908	62,597	38,385
Interest expense	6,173	8,318	12,596	16,823
Other expense (income), net	832	(528)	(144)	972
Income before income tax expense	$31,146	$21,118	$50,145	$20,590

	Three Months Ended June 30, 2024		Three Months Ended July 2, 2023
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$26,804	$11,347	$24,752	$4,156
Purchase accounting amortization	—	1,287	—	1,301
Cyber Event impact	21	14	264	173
Property casualty loss(1)	—	—	(1,300)	—
Restructuring, asset impairment, severance, and other, net	122	10	318	(1,803)
AOI	$26,947	$12,658	$24,034	$3,827
(1) Represents insurance recovery of loss recognized in the first quarter of 2023.

	Six Months Ended June 30, 2024		Six Months Ended July 2, 2023
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$44,999	$17,598	$33,467	$4,918
Purchase accounting amortization	—	2,584	—	2,584
Cyber Event impact	(225)	(156)	492	373
Restructuring, asset impairment, severance, and other, net	253	77	1,344	(119)
AOI	$45,027	$20,103	$35,303	$7,756

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the six months ended June 30, 2024 and July 2, 2023 is presented in the following table:

	Six Months Ended
	June 30, 2024	July 2, 2023
	(in thousands)
Cash paid for interest	$11,977	$14,692
Cash paid for income taxes, net of refunds	16,014	10,101
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
During the six months ended June 30, 2024, the Company recorded a total income tax provision of $13.4 million on pre-tax income of $50.1 million resulting in an effective tax rate of 26.7%, as compared to a total income tax provision of $5.5 million on pre-tax income of $20.6 million resulting in an effective tax rate of 26.7% during the six months ended July 2, 2023. Although the year-over-year change in rate was flat, the effective tax rate for the period ended June 30, 2024 was favorably impacted by an increase in tax benefits related to share-based compensation and favorable changes related to the limitation on the deduction of business interest expense under Internal Revenue Code section 163(j), which were offset by a decrease in favorable tax benefits related to the repatriation of previously taxed foreign earnings realized during the six months ended July 2, 2023.
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
In the first six months of 2024, the Company increased its liability for unrecognized tax benefits by $0.4 million. As of June 30, 2024, the Company had accrued approximately $5.3 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of June 30, 2024, reflects a reduction of $2.8 million of these unrecognized tax benefits.
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

NOTE 13 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCL”), before tax, to the consolidated condensed statements of operations during the three and six months ended June 30, 2024 and July 2, 2023 are reflected in the tables below:

		Three Months Ended
	Statement of Operations Location	June 30, 2024	July 2, 2023
		(in thousands)
Interest rate swap contracts loss	Interest expense	$—	$(393)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense (income), net	(371)	(195)
Total loss reclassified from AOCL		$(371)	$(588)

		Six Months Ended
	Statement of Operations Location	June 30, 2024	July 2, 2023
		(in thousands)
Interest rate swap contracts loss	Interest expense	$—	$(786)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense (income), net	(745)	(387)
Total loss reclassified from AOCL		$(745)	$(1,173)

NOTE 14 – ASSETS DISPOSED
During the second quarter of 2023, pursuant to a previously announced plan of reorganization, the Company completed the sale of its Thailand manufacturing facility for a selling price of $6.6 million and recognized a gain of $2.7 million. The gain is recorded in restructuring, asset impairment, and other gains, net, in the consolidated condensed statements of operations and is attributable to the EAAA reportable segment.
The Company determined that the Thailand facility sale did not meet the criteria for classification as discontinued operations.

NOTE 15 – COMMITMENTS AND CONTINGENCIES
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended June 30, 2024, or as of, June 30, 2024, and the comparable periods of 2023, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The six-month periods ended June 30, 2024 and July 2, 2023 both include 26 weeks. The three-month periods ended June 30, 2024 and July 2, 2023 both include 13 weeks.
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

Executive Overview
During the quarter ended June 30, 2024, we had consolidated net sales of $346.6 million, up 5.2% compared to $329.6 million in the second quarter last year, primarily due to higher customer demand — particularly in the education and corporate office market segments. Consolidated operating income was $38.2 million for the second quarter of 2024 compared to $28.9 million in the second quarter last year, primarily due to higher sales and higher gross profit margin as a result of increased volume, higher selling prices, and lower raw material costs. Consolidated net income for the quarter ended June 30, 2024, was $22.6 million or $0.38 per diluted share, compared to $15.8 million or $0.27 per diluted share in the second quarter last year.
During the first six months of 2024, we had consolidated net sales of $636.4 million, up 1.8% compared to $625.4 million in the first six months of last year, primarily due to higher customer demand — particularly in the education market segment partially offset by decreases in the retail and healthcare market segments. Consolidated operating income was $62.6 million for the first six months of 2024, compared to $38.4 million in the same period last year, primarily due to higher sales and higher gross profit margin as discussed above. During the first six months of 2023, inflationary pressures on raw materials and lower manufacturing fixed cost absorption adversely impacted our gross profit margin. Consolidated net income for the six months ended June 30, 2024, was $36.7 million or $0.63 per diluted share, compared to $15.1 million or $0.26 per diluted share in the same period last year.
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
Impact of Macroeconomic Trends
Recent disruptions in economic markets due to inflation, high interest rates, the Russia-Ukraine war and the Israel-Hamas war, a fairly stabilized but still challenging supply chain environment, slow market conditions in certain parts of the globe, and significant financial pressures in the commercial office market globally, all pose challenges which may adversely affect our future performance. To mitigate these impacts, we plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and six-month periods ended June 30, 2024 and July 2, 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.6	66.1	63.4	66.8
Gross profit	35.4	33.9	36.6	33.2
Selling, general and administrative expenses	24.4	25.9	26.8	27.5
Restructuring, asset impairment, and other gains, net	—	(0.8)	—	(0.4)
Operating income	11.0	8.8	9.8	6.1
Interest/Other expense (income), net	2.0	2.4	2.0	2.8
Income before income tax expense	9.0	6.4	7.8	3.3
Income tax expense	2.5	1.6	2.1	0.9
Net income	6.5%	4.8%	5.7%	2.4%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month and six-month periods ended June 30, 2024, and July 2, 2023:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2024	July 2, 2023		June 30, 2024	July 2, 2023
	(in thousands)			(in thousands)
Consolidated net sales	$346,635	$329,582	5.2%	$636,378	$625,374	1.8%
For the quarter ended June 30, 2024, consolidated net sales increased $17.1 million (5.2%) versus the comparable period in 2023, primarily due to higher sales volume (approximately 4%) and higher prices (approximately 1%). Currency fluctuations had a negative impact on consolidated net sales of approximately $2.0 million (0.6%) for the second quarter of 2024, due primarily to the weakening of the Euro, Chinese Renminbi, and Australian dollar against the U.S. dollar. On a market segment basis, the sales increase was primarily in the education, corporate office, public buildings, and residential living market segments partially offset by decreases in the healthcare, retail, and hospitality market segments.
For the six months ended June 30, 2024, consolidated net sales increased $11.0 million (1.8%) versus the comparable period in 2023, primarily due to higher sales pricing (approximately 2%). Currency fluctuations had a negative impact on consolidated net sales of approximately $2.1 million (0.3%) for the first six months of 2024, due to the weakening of the Chinese Renminbi and Australian dollar against the U.S. dollar. On a market segment basis, the sales increase was primarily in the education, residential living, and public buildings market segments partially offset by decreases in the retail, healthcare, hospitality, and consumer residential market segments.

Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended June 30, 2024, and July 2, 2023:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2024	July 2, 2023		June 30, 2024	July 2, 2023
	(in thousands)			(in thousands)
Consolidated cost of sales	$224,022	$217,796	2.9%	$403,360	$417,715	(3.4)%
Consolidated selling, general and administrative expenses	84,462	85,522	(1.2)%	170,421	171,776	(0.8)%
Consolidated Cost of Sales
For the quarter ended June 30, 2024, consolidated cost of sales increased $6.2 million (2.9%) compared to the second quarter of 2023, primarily due to higher sales partially offset by lower raw material costs. Currency translation had a positive impact on consolidated cost of sales in the second quarter of 2024 and partially reduced our costs by approximately $1.4 million (0.6%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 64.6% for the second quarter of 2024 versus 66.1% for the second quarter of 2023.
For the six months ended June 30, 2024, consolidated cost of sales decreased $14.4 million (3.4%) versus the comparable period in 2023, primarily due to lower raw material costs. Currency translation had a positive impact on consolidated cost of sales for the first six months of 2024 and partially reduced our costs by approximately $1.5 million (0.4%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 63.4% for the first six months of 2024 versus 66.8% for the first six months of 2023.
Consolidated Gross Profit
For the quarter ended June 30, 2024, gross profit, as a percentage of net sales, was 35.4% compared with 33.9% in the same period last year. The increase in gross profit percentage was primarily due to (i) lower raw material costs (approximately 1%), (ii) higher sales pricing (approximately 1%), partially offset by (iii) unfavorable fixed cost absorption (approximately 1%).
For the six months ended June 30, 2024, gross profit, as a percentage of net sales, was 36.6% compared with 33.2% in the same period last year. The increase in gross profit percentage was primarily due to (i) lower raw material costs (approximately 2%) and (ii) higher sales pricing (approximately 1%).
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended June 30, 2024, consolidated SG&A expenses decreased $1.1 million (1.2%) versus the comparable period in 2023. Currency fluctuations had no material impact on consolidated SG&A expenses in the second quarter of 2024 compared to the same period last year. SG&A expenses were lower for the second quarter of 2024 primarily due to (i) lower professional fees of $2.2 million primarily due to lower legal fees and non-recurring consulting expenses compared to the prior year period and (ii) lower severance costs of $0.5 million driven by employee headcount reduction initiatives in the prior year. These decreases were partially offset by $1.7 million of higher labor and variable compensation costs. As a percentage of net sales, SG&A expenses decreased to 24.4% for the second quarter of 2024 versus 25.9% for the second quarter of 2023.
For the six months ended June 30, 2024, consolidated SG&A expenses decreased $1.4 million (0.8%) versus the comparable period in 2023. Currency translation had no material impact on consolidated SG&A expenses in the first six months of 2024 compared to the same period last year. SG&A expenses were lower for the first six months of 2024 primarily due to (i) lower severance costs of $2.5 million driven by employee headcount reduction and cost saving initiatives in the prior year period, (ii) lower professional fees of $2.3 million as discussed above, (iii) lower Cyber Event costs of $1.3 million due to completion of the investigation in the prior year, and (iv) lower marketing expenses of $1.1 million due to global restructuring initiatives. These decreases were partially offset by (i) higher labor and variable compensation costs of $3.9 million and (ii) higher software license fees of $1.8 million. As a percentage of net sales, SG&A expenses decreased to 26.8% for the first six months of 2024 versus 27.5% for the first six months of 2023.

Assets Disposed
During the second quarter of 2023, the Company completed the sale of its Thailand manufacturing facility and recognized a gain of $2.7 million.
See Note 14 entitled “Assets Disposed” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Interest Expense
During the quarter ended June 30, 2024, interest expense was $6.2 million, a decrease of $2.1 million from the comparable period in 2023, primarily due to lower outstanding term loan borrowings under the Facility. For the six months ended June 30, 2024, interest expense was $12.6 million, a decrease of $4.2 million from the comparable period in 2023, primarily due to lower outstanding term loan borrowings as discussed above.
Segment Operating Results
During the first quarter of 2024, the Company implemented a cost center realignment initiative to centralize certain global/shared functions. For the first six months of 2024, SG&A expenses for these global support functions were allocated to adjusted operating income (“AOI”) for each reportable segment consistent with the allocation methodology used to allocate corporate overhead in prior periods. Prior year AOI amounts below were not recast as there was no material impact to the measure of segment profit for each reportable segment. There were no changes to the composition of the Company’s operating or reportable segments.
AMS Segment – Net Sales and AOI
The following table presents AMS segment net sales and AOI for the three-month and six-month periods ended June 30, 2024, and July 2, 2023:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2024	July 2, 2023		June 30, 2024	July 2, 2023
	(in thousands)			(in thousands)
AMS segment net sales	$215,012	$201,281	6.8%	$384,927	$370,522	3.9%
AMS segment AOI(1)	26,947	24,034	12.1%	45,027	35,303	27.5%
(1) Includes allocation of corporate SG&A expenses and allocation of global support SG&A expenses as discussed above. Excludes Cyber Event impact, property casualty loss impact, and restructuring, asset impairment, severance, and other, net. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the second quarter of 2024, net sales in AMS increased 6.8% versus the comparable period in 2023, primarily due to higher sales volume and pricing. On a market segment basis, the AMS sales increase was primarily in the education, public buildings, and residential living market segments partially offset by decreases in the healthcare market segment.
During the first six months of 2024, net sales in AMS increased 3.9% versus the comparable period in 2023, primarily due to higher sales pricing and volume. On a market segment basis, the AMS sales increase was primarily in education, public buildings, and residential living market segments partially offset by decreases in the corporate office, retail and healthcare market segments.
AOI in AMS increased 12.1% during the second quarter of 2024 compared to the prior year period, primarily due to higher sales and lower raw material costs compared to the same period last year. As a percentage of net sales, AOI increased to 12.5% during the second quarter of 2024 compared to 11.9% in the same period last year.
AOI in AMS increased 27.5% during the first six months of 2024 compared to the prior year period, primarily due to lower raw material costs and higher sales. During the first six months of 2023, AOI in AMS was adversely impacted by inflation and higher input costs. As a percentage of net sales, AOI increased to 11.7% during the first six months of 2024 compared to 9.5% in the same period last year.

EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month and six-month periods ended June 30, 2024, and July 2, 2023:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2024	July 2, 2023		June 30, 2024	July 2, 2023
	(in thousands)			(in thousands)
EAAA segment net sales	$131,623	$128,301	2.6%	$251,451	$254,852	(1.3)%
EAAA segment AOI(1)	12,658	3,827	230.8%	20,103	7,756	159.2%
(1) Includes allocation of corporate SG&A expenses and allocation of global support SG&A expenses as discussed above. Excludes purchase accounting amortization, Cyber Event impact, and restructuring, asset impairment, severance and other, net. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the second quarter of 2024, net sales in EAAA increased 2.6% versus the comparable period in 2023, primarily due to higher sales volume. Currency fluctuations had a negative impact on EAAA sales of approximately $1.8 million (1.4%) for the second quarter of 2024 compared to the same period last year due to the weakening of the Euro, Chinese Renminbi and Australian dollar against the U.S. dollar. On a market segment basis, the EAAA sales increase was primarily in the corporate office and education market segments partially offset by decreases in the public buildings and hospitality market segments.
During the first six months of 2024, net sales in EAAA decreased 1.3% versus the comparable period in 2023, primarily due to lower sales volume. Currency fluctuations had a negative impact on EAAA sales of approximately $1.9 million (0.7%) for the first six months of 2024 compared to the same period last year due to the weakening of the Australian dollar and Chinese Renminbi against the U.S. dollar. On a market segment basis, the EAAA sales decrease was primarily in the public buildings, healthcare, and hospitality market segments partially offset by increases in the corporate office market segment.
AOI in EAAA increased 230.8% during the second quarter of 2024 versus the comparable period in 2023, primarily due to the impact of lower raw material costs and higher sales. During the second quarter of 2023, AOI in EAAA was adversely impacted by inflation and higher input costs. Currency fluctuations had no material impact on EAAA AOI for the second quarter of 2024 compared to the same period last year. As a percentage of net sales, AOI increased to 9.6% during the second quarter of 2024 compared to 3.0% in the same period last year.
AOI in EAAA increased 159.2% during the first six months of 2024 versus the comparable period in 2023, primarily due to the impact of lower raw material costs in the current year and the unfavorable impact of inflation in the prior year. Currency fluctuations had no material impact on AOI for the first six months of 2024 compared to the same period in 2023. As a percentage of net sales, AOI increased to 8.0% during the first six months of 2024 compared to 3.0% in the same period last year.

Financial Condition, Liquidity and Capital Resources
General
At June 30, 2024, the Company had $94.2 million in cash. At that date, the Company had $83.9 million in term loan borrowings, $7.3 million in revolving loan borrowings, and $1.6 million in letters of credit outstanding under our Facility, and we had $300.0 million of Senior Notes outstanding. As of June 30, 2024, we had additional borrowing capacity of $291.0 million under the Facility. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $145 million and $278 million for the three-month and six-month periods ended June 30, 2024, respectively, and net sales for the non-guarantor subsidiaries were approximately $142 million and $283 million for the three-month and six-month periods ended July 2, 2023, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $128 million and $133 million as of June 30, 2024 and December 31, 2023, respectively.
Balance Sheet
Accounts receivable, net, were $179.6 million at June 30, 2024, compared to $163.4 million at December 31, 2023. The increase of $16.2 million was primarily due to the impact of higher net sales as a result of increased customer demand in the second quarter of 2024.
Inventories, net, were $281.1 million at June 30, 2024, compared to $279.1 million at December 31, 2023. The increase of $2.0 million was primarily due to finished goods inventory build attributable to higher expected customer demand in the remainder of 2024, partially offset by lower raw material costs.
Analysis of Cash Flows
The following table presents a summary of cash flows for the six-month periods ended June 30, 2024 and July 2, 2023, respectively:

	Six Months Ended
	June 30, 2024	July 2, 2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$34,158	$47,924
Investing activities	(11,567)	(4,738)
Financing activities	(36,960)	(49,063)
Effect of exchange rate changes on cash	(1,942)	1,248
Net change in cash and cash equivalents	(16,311)	(4,629)
Cash and cash equivalents at beginning of period	110,498	97,564
Cash and cash equivalents at end of period	$94,187	$92,935
Cash provided by operating activities was $34.2 million for the six months ended June 30, 2024, which represents a decrease of $13.8 million from the prior year comparable period. Higher sales during the first six months of 2024 contributed to higher accounts receivable balances resulting in a use of cash for the current period. The prior year comparable period includes a source of cash from accounts receivable collections compared with the first six months of 2024, primarily attributable to delays in customer billings from the Cyber Event, in which those delayed billings were collected in the first quarter of 2023. Additionally, the increase in inventories during the first six months of 2024, as described above, resulted in a greater use of cash compared with the same period in the prior year.

Cash used in investing activities was $11.6 million for the six months ended June 30, 2024, which represents an increase of $6.8 million from the prior year comparable period. The increase was attributable to higher capital expenditures partially offset by cash proceeds received during the first six months of 2024 from the sale of manufacturing equipment and insurance proceeds for property casualty losses. The first six months of 2023 include cash proceeds of approximately $6.6 million from the sale of the Company’s Thailand manufacturing facility.
Cash used in financing activities was $37.0 million for the six months ended June 30, 2024, which represents a decrease of $12.1 million from the prior year comparable period. The decrease was primarily attributable to lower debt repayments on borrowings under the Facility during the first six months of 2024 compared to the prior year period.
Outlook
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including raw material availability and cost, and demand for our products.
Backlog
As of July 21, 2024, the consolidated backlog of unshipped orders was approximately $244.2 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, backlog was approximately $195.5 million as of February 4, 2024. Disruptions in supply and distribution chains have resulted in delays of construction projects and flooring installations in many regions worldwide, which have also caused, and may continue to cause, fluctuations in our backlog.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the six months ended June 30, 2024, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of June 30, 2024, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $10.6 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $11.1 million.
As of June 30, 2024, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a decrease in the fair value of our financial instruments of $10.4 million or an increase in the fair value of our financial instruments of $12.7 million, respectively. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. See Note 15 of Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 30, 2024:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 – April 28, 2024(3)	32,446	$14.94	—	$82,828,595
April 29 – May 26, 2024	—	—	—	82,828,595
May 27 – June 30, 2024	—	—	—	82,828,595
Total	32,446	$14.94	—
(1) The monthly periods identified above correspond to the Company’s fiscal second quarter of 2024, which commenced April 1, 2024 and ended June 30, 2024.
(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date. There were no shares repurchased pursuant to this program during the Company’s fiscal second quarter of 2024.
(3) Comprised of shares received by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
10.1
Amended and Restated Interface, Inc. 2020 Omnibus Stock Incentive Plan, effective May 13, 2024 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 15, 2024, previously filed with the Commission and incorporated herein by reference).*

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL
* Management contract or compensatory plan or agreement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 6, 2024	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)