Form 10-Q
period 2024-09-29
INTERFACE INC
filed 2024-11-05
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 29, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of October 31, 2024:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,303,571

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	SEPTEMBER 29, 2024	DECEMBER 31, 2023
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$115,601	$110,498
Accounts receivable, net	173,859	163,386
Inventories, net	283,096	279,079
Prepaid expenses and other current assets	35,605	30,895
Total current assets	608,161	583,858
Property, plant and equipment, net	284,845	291,140
Operating lease right-of-use assets	81,716	87,519
Deferred tax asset	21,604	21,721
Goodwill and intangible assets, net	159,428	161,703
Other assets	87,510	84,154

Total assets	$1,243,264	$1,230,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$78,279	$62,912
Accrued expenses	136,626	130,890
Current portion of operating lease liabilities	12,888	12,347
Current portion of long-term debt	8,593	8,572
Total current liabilities	236,386	214,721
Long-term debt	329,347	408,641
Operating lease liabilities	72,861	78,269
Deferred income taxes	32,945	33,832
Other long-term liabilities	70,162	68,685

Total liabilities	741,701	804,148

Commitments and contingencies (Note 15)

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at September 29, 2024 and December 31, 2023	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,304 and 58,112 shares issued and outstanding at September 29, 2024 and December 31, 2023, respectively	5,830	5,811
Additional paid-in capital	257,282	252,909
Retained earnings	384,258	320,833
Accumulated other comprehensive loss – foreign currency translation	(111,573)	(119,590)
Accumulated other comprehensive loss – pension liability	(34,234)	(34,016)

Total shareholders’ equity	501,563	425,947

Total liabilities and shareholders’ equity	$1,243,264	$1,230,095
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29, 2024	OCTOBER 1, 2023	SEPTEMBER 29, 2024	OCTOBER 1, 2023
Net sales	$344,270	$311,006	$980,648	$936,380
Cost of sales	216,645	200,748	620,005	618,463
Gross profit	127,625	110,258	360,643	317,917

Selling, general and administrative expenses	85,450	79,273	255,871	251,049
Restructuring, asset impairment, and other gains, net	—	—	—	(2,502)
Operating income	42,175	30,985	104,772	69,370

Interest expense	5,721	8,163	18,317	24,986
Other expense, net	381	6,702	237	7,674

Income before income tax expense	36,073	16,120	86,218	36,710
Income tax expense	7,630	6,241	21,038	11,748

Net income	$28,443	$9,879	$65,180	$24,962

Earnings per share – basic	$0.49	$0.17	$1.12	$0.43
Earnings per share – diluted	$0.48	$0.17	$1.11	$0.43

Common shares outstanding – basic	58,305	58,107	58,275	58,087
Common shares outstanding – diluted	58,871	58,342	58,754	58,233
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 29, 2024	OCTOBER 1, 2023	SEPTEMBER 29, 2024	OCTOBER 1, 2023
Net income	$28,443	$9,879	$65,180	$24,962
Other comprehensive income (loss), after tax:
Foreign currency translation adjustment	21,131	(9,176)	8,017	(2,885)
Pension liability adjustment	(1,210)	202	(218)	(877)
Reclassification from accumulated other comprehensive loss – discontinued cash flow hedge	—	150	—	749
Other comprehensive income (loss)	19,921	(8,824)	7,799	(3,013)

Comprehensive income	$48,364	$1,055	$72,979	$21,949
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 29, 2024	OCTOBER 1, 2023
OPERATING ACTIVITIES:
Net income	$65,180	$24,962
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,246	30,591
Share-based compensation expense	9,160	7,334
Loss (gain) on disposal of property, plant and equipment, net	139	(2,531)
Loss on foreign subsidiary liquidation	—	6,221
Deferred income taxes	(1,160)	438
Other	(2,318)	(1,109)
Amortization of acquired intangible assets	3,895	3,886
Working capital changes:
Accounts receivable	(10,656)	37,396
Inventories	(2,395)	14,135
Prepaid expenses and other current assets	(4,583)	(2,842)
Accounts payable and accrued expenses	23,879	(4,264)

Cash provided by operating activities	110,387	114,217

INVESTING ACTIVITIES:
Capital expenditures	(20,108)	(17,238)
Proceeds from sale of property, plant and equipment	1,040	6,593
Insurance proceeds from property casualty loss	2,374	—

Cash used in investing activities	(16,694)	(10,645)

FINANCING ACTIVITIES:
Repayments of long-term debt	(114,241)	(149,738)
Borrowing of long-term debt	33,381	74,000
Tax withholding payments for share-based compensation	(4,770)	(1,514)
Dividends paid	(1,755)	(1,742)
Finance lease payments	(2,160)	(1,853)

Cash used in financing activities	(89,545)	(80,847)

Net cash provided by operating, investing and financing activities	4,148	22,725
Effect of exchange rate changes on cash	955	(656)

CASH AND CASH EQUIVALENTS:
Net increase	5,103	22,069
Balance, beginning of period	110,498	97,564

Balance, end of period	$115,601	$119,633
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
The nine-month periods ended September 29, 2024 and October 1, 2023 both include 39 weeks. The three-month periods ended September 29, 2024 and October 1, 2023 both include 13 weeks.
Risks and Uncertainties
Global economic challenges, including the impacts of the Russia-Ukraine and Israel-Hamas wars or other conflicts around the globe, supply chain disruptions, and slow macro environments in certain geographical regions could cause economic uncertainty and volatility. In connection with the Cyber Event discussed below, security breaches may expose us to fines and other liabilities to the extent sensitive data stored in our IT systems, including data related to customers, suppliers or employees, are misappropriated. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein. These uncertainties could result in a future material adverse effect to the amounts reported within the Company’s consolidated condensed financial statements if actual results differ from these estimates.
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
Reclassifications
Certain reclassifications to previously reported information have been made in the consolidated condensed statements of cash flows to conform to the current period presentation. The previously reported line item “deferred income taxes and other” was separated into two line items in the current period presentation of the consolidated condensed statements of cash flows to provide additional information. These reclassifications had no effect on cash provided by operating activities as previously reported.
Recently Issued Accounting Pronouncements – Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires public entities on an annual basis to disclose a rate reconciliation with explicit categories, as outlined in the ASU, and requires additional disclosures for reconciling items that meet certain quantitative thresholds. Other disclosures include disaggregation of income taxes paid, pre-tax income, and income tax expense. The new guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently assessing the updated guidance; however, it is not expected to have a material impact to our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires additional disclosures in annual and interim periods for significant segment expenses included in the measure of segment profit provided to the chief operating decision maker (“CODM”). Disclosure of other segment items by reportable segment as well as a description of its composition is also required. The new guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted. The Company has completed its evaluation of ASU 2023-07 and has determined that the new guidance will enhance our segment disclosures, but will not have a material impact to our consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION
The Company generates revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material, and from the installation of carpet and other flooring-related material. A summary of these revenue streams, as a percentage of net sales, for the three and nine months ended September 29, 2024 and October 1, 2023 is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Revenue from the sale of flooring material	96%	98%	97%	98%
Revenue from installation of flooring material	4	2	3	2
Disaggregation of Revenue
For the three and nine months ended September 29, 2024 and October 1, 2023, revenue from the Company’s customers is broken down by geography as follows:

	Three Months Ended		Nine Months Ended
Geography	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Americas	61.0%	57.3%	60.7%	58.6%
Europe	28.2	30.3	28.9	30.0
Asia-Pacific	10.8	12.4	10.4	11.4
Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 10 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	September 29, 2024	December 31, 2023
	(in thousands)
Finished goods	$207,740	$201,821
Work-in-process	22,853	20,892
Raw materials	52,503	56,366
Inventories, net	$283,096	$279,079

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

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands, except per share data)
Numerator:
Net income	$28,443	$9,879	$65,180	$24,962
Less: distributed and undistributed earnings available to participating securities	(119)	(117)	(425)	(327)
Distributed and undistributed earnings available to common shareholders	$28,324	$9,762	$64,755	$24,635

Denominator:
Weighted average shares outstanding	58,061	57,420	57,895	57,326
Participating securities	244	687	380	761
Shares for basic EPS	58,305	58,107	58,275	58,087
Dilutive effect of non-participating securities	566	235	479	146
Shares for diluted EPS	58,871	58,342	58,754	58,233

Basic EPS	$0.49	$0.17	$1.12	$0.43
Diluted EPS	$0.48	$0.17	$1.11	$0.43
For both the three and nine months ended September 29, 2024, there were no securities excluded from the computation of diluted EPS that would have been antidilutive. For both the three and nine months ended October 1, 2023, 855,785 of non-participating securities were excluded from the computation of diluted EPS because the effect would have been antidilutive.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	September 29, 2024		December 31, 2023
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility(2):
Term loan borrowings	$41,167	5.32%	$121,658	6.61%
5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	341,167		421,658
Less: Unamortized debt issuance costs	(3,227)		(4,445)

Total debt, net	337,940		417,213
Less: Current portion of long-term debt	(8,593)		(8,572)

Total long-term debt, net	$329,347		$408,641
(1) Represents the weighted average rate of interest for borrowings under the Syndicated Credit Facility and the stated rate of interest for the 5.50% Senior Notes due 2028, without the effect of debt issuance costs.
(2) The Syndicated Credit Facility also includes a multicurrency revolving loan facility up to $300.0 million. There were no revolving loan borrowings outstanding as of September 29, 2024 or December 31, 2023.
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
Fees for commercial letters of credit are computed as a percentage of the amount available to be drawn under such letters of credit. Fees for standby letters of credit are charged at varying rates computed by applying a margin of the amount available to be drawn under such standby letters of credit, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. As of September 29, 2024 and December 31, 2023, the Company had $0.7 million and $1.6 million, respectively, in letters of credit outstanding under the Facility.
As of both September 29, 2024 and December 31, 2023, the carrying value of the Company’s borrowings under the Facility approximated its fair value as the Facility bears interest rates that are similar to existing market rates. The fair value of borrowings under the Facility is estimated using observable market rates and is considered Level 2 within the fair value hierarchy.
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
As of September 29, 2024, the estimated fair value of the Senior Notes was $294.8 million, compared with a net carrying value recorded in the Company’s consolidated condensed balance sheet of $297.1 million ($300.0 million gross, excluding the impact of $2.9 million of unamortized debt issuance costs). The fair value of the Senior Notes is derived using quoted prices for similar instruments and is considered Level 2 within the fair value hierarchy.
The Company is in compliance with all covenants under the indenture governing the Senior Notes and anticipates that it will remain in compliance with the covenants for the foreseeable future.

NOTE 6 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the nine months ended September 29, 2024 and October 1, 2023:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	PENSION LIABILITY	TOTAL
	(in thousands, except per share data)
Balance, at December 31, 2023	58,112	$5,811	$252,909	$320,833	$(119,590)	$(34,016)	$425,947
Net income	—	—	—	14,179	—	—	14,179
Issuances of stock related to restricted share units and performance shares	472	47	(47)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	(589)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(311)	(31)	(324)	—	—	—	(355)
Foreign currency translation adjustment	—	—	—	—	(11,092)	—	(11,092)
Pension liability adjustment	—	—	—	—	—	458	458
Balance, at March 31, 2024	58,273	$5,827	$252,538	$334,423	$(130,682)	$(33,558)	$428,548
Net income	—	—	—	22,558	—	—	22,558
Issuances of stock related to restricted share units and performance shares	4	—	—	—	—	—	—
Restricted stock issuances	58	6	941	—	—	—	947
Unrecognized compensation expense related to restricted stock awards	—	—	(946)	—	—	—	(946)
Cash dividends declared, $0.01 per common share	—	—	—	(584)	—	—	(584)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(32)	(3)	2,133	—	—	—	2,130
Foreign currency translation adjustment	—	—	—	—	(2,022)	—	(2,022)
Pension liability adjustment	—	—	—	—	—	534	534
Balance, at June 30, 2024	58,303	$5,830	$254,666	$356,397	$(132,704)	$(33,024)	$451,165
Net income	—	—	—	28,443	—	—	28,443
Issuances of stock related to restricted share units	3	—	—	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(582)	—	—	(582)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(2)	—	2,616	—	—	—	2,616
Foreign currency translation adjustment	—	—	—	—	21,131	—	21,131
Pension liability adjustment	—	—	—	—	—	(1,210)	(1,210)
Balance, at September 29, 2024	58,304	$5,830	$257,282	$384,258	$(111,573)	$(34,234)	$501,563

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	PENSION LIABILITY	CASH FLOW HEDGE	TOTAL
	(in thousands, except per share data)
Balance, at January 1, 2023	58,106	$5,811	$244,159	$278,639	$(138,775)	$(27,548)	$(749)	$361,537
Net loss	—	—	—	(714)	—	—	—	(714)
Issuances of stock related to performance shares	79	8	(8)	—	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(580)	—	—	—	(580)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(132)	(14)	1,850	—	—	—	—	1,836
Foreign currency translation adjustment	—	—	—	—	4,930	—	—	4,930
Pension liability adjustment	—	—	—	—	—	(279)	—	(279)
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	299	299
Balance, at April 2, 2023	58,053	$5,805	$246,001	$277,345	$(133,845)	$(27,827)	$(450)	$367,029
Net income	—	—	—	15,797	—	—	—	15,797
Issuances of stock related to restricted share units and performance shares	5	1	(1)	—	—	—	—	—
Restricted stock issuances	102	10	697	—	—	—	—	707
Unrecognized compensation expense related to restricted stock awards	—	—	(708)	—	—	—	—	(708)
Cash dividends declared, $0.01 per common share	—	—	—	(581)	—	—	—	(581)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(48)	(5)	1,808	—	—	—	—	1,803
Foreign currency translation adjustment	—	—	—	—	1,361	—	—	1,361
Pension liability adjustment	—	—	—	—	—	(800)	—	(800)
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	300	300
Balance, at July 2, 2023	58,112	$5,811	$247,797	$292,561	$(132,484)	$(28,627)	$(150)	$384,908
Net income	—	—	—	9,879	—	—	—	9,879
Cash dividends declared, $0.01 per common share	—	—	—	(581)	—	—	—	(581)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(5)	—	2,182	—	—	—	—	2,182
Foreign currency translation adjustment	—	—	—	—	(9,176)	—	—	(9,176)
Pension liability adjustment	—	—	—	—	—	202	—	202
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	150	150
Balance, at October 1, 2023	58,107	$5,811	$249,979	$301,859	$(141,660)	$(28,425)	$—	$387,564

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
Restricted Stock Awards
Compensation expense related to restricted stock grants was $1.9 million and $3.4 million for the nine months ended September 29, 2024 and October 1, 2023, respectively. The Company has reduced its expense for any restricted stock forfeited during the period.
The following table summarizes restricted stock outstanding as of September 29, 2024, as well as activity during the nine months then ended:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	691,600	$12.55
Granted	58,400	16.22
Vested	(504,800)	12.31
Forfeited or canceled	(2,900)	13.19
Outstanding at September 29, 2024	242,300	$13.92
As of September 29, 2024, the unrecognized total compensation cost related to unvested restricted stock was $0.8 million. That cost is expected to be recognized by the second quarter of 2025.
Restricted Share Unit Awards
Compensation expense related to the restricted share units was $2.6 million and $1.5 million for the nine months ended September 29, 2024 and October 1, 2023, respectively. The Company has reduced its expense for any restricted share units forfeited during the period.
The following table summarizes restricted share units outstanding as of September 29, 2024, as well as activity during the nine months then ended:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	583,400	$10.35
Granted	402,800	13.24
Vested	(157,200)	10.77
Forfeited or canceled	(10,200)	11.41
Outstanding at September 29, 2024	818,800	$11.68
As of September 29, 2024, the unrecognized total compensation cost related to unvested restricted share units was $6.7 million. That cost is expected to be recognized by the first quarter of 2027.

Performance Share Awards
The following table summarizes the performance shares outstanding as of September 29, 2024, as well as the activity during the nine months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,115,000	$12.36
Granted	402,800	13.24
Vested	(322,300)	13.90
Forfeited or canceled	(23,900)	12.53
Outstanding at September 29, 2024	1,171,600	$12.23
Compensation expense related to the performance shares was $4.7 million and $2.4 million for the nine months ended September 29, 2024 and October 1, 2023, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $6.3 million as of September 29, 2024. The amount and timing of future compensation expense will depend on the performance of the Company. The compensation expense related to these outstanding performance shares is expected to be recognized by the first quarter of 2027.
The tax benefit recognized with respect to restricted stock, restricted share units and performance shares was approximately $1.4 million for the nine months ended September 29, 2024.

NOTE 7 – LEASES
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of September 29, 2024 and December 31, 2023:

	September 29, 2024		December 31, 2023
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$81,716		$87,519

Current portion of operating lease liabilities	$12,888		$12,347
Operating lease liabilities	72,861		78,269
Total operating lease liabilities	$85,749		$90,616

Property, plant and equipment, net		$7,526		$7,236

Accrued expenses		$2,577		$2,587
Other long-term liabilities		5,335		5,035
Total finance lease liabilities		$7,912		$7,622
As of September 29, 2024, there were no significant leases that had not commenced.
Lease Costs

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$766	$696	$2,291	$2,056
Interest on lease liabilities	119	79	328	224
Operating lease cost	4,824	4,740	14,635	14,141
Short-term lease cost	241	187	637	934
Variable lease cost	805	583	2,140	1,924
Total lease cost	$6,755	$6,285	$20,031	$19,279

Other Supplemental Information

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$115	$60	$316	$167
Operating cash flows from operating leases	4,377	4,130	12,797	12,771
Financing cash flows from finance leases	723	545	2,160	1,853
Right-of-use assets obtained in exchange for new finance lease liabilities	780	1,414	2,361	2,450
Right-of-use assets obtained in exchange for new operating lease liabilities	2,318	236	3,217	4,199
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of September 29, 2024 and December 31, 2023:

	September 29, 2024	December 31, 2023
Weighted-average remaining lease term – finance leases (in years)	3.66	3.70
Weighted-average remaining lease term – operating leases (in years)	7.94	8.29
Weighted-average discount rate – finance leases	6.31%	5.51%
Weighted-average discount rate – operating leases	6.37%	6.25%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2024 (excluding the nine months ended September 29, 2024)	$4,423	$821
2025	16,995	2,754
2026	16,839	2,218
2027	13,954	1,654
2028	11,459	946
Thereafter	46,668	516
Total future minimum lease payments (undiscounted)	110,338	8,909
Less: Present value discount	(24,589)	(997)
Total lease liabilities	$85,749	$7,912

NOTE 8 – EMPLOYEE BENEFIT PLANS
During the three and nine months ended September 29, 2024, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.8 million and $2.1 million, respectively. During the three and nine months ended October 1, 2023, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.7 million and $2.0 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and nine months ended September 29, 2024 and October 1, 2023:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plans (Europe)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)
Interest cost	$1,746	$1,791	$5,158	$5,304
Expected return on plan assets	(2,009)	(2,030)	(5,930)	(6,009)
Amortization of prior service cost	46	30	135	89
Amortization of net actuarial losses	274	229	810	680
Net periodic benefit cost	$57	$20	$173	$64

	Three Months Ended		Nine Months Ended
Salary Continuation Plan	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)
Interest cost	$267	$284	$799	$851
Amortization of net actuarial losses	59	49	179	146
Net periodic benefit cost	$326	$333	$978	$997

	Three Months Ended		Nine Months Ended
nora Defined Benefit Plan	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)
Service cost	$126	$116	$376	$345
Interest cost	268	275	794	822
Amortization of net actuarial gains	—	(110)	—	(330)
Net periodic benefit cost	$394	$281	$1,170	$837
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

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The ending balance and the change in the carrying amount of goodwill for the nine months ended September 29, 2024 is as follows:

Goodwill(1)
(in thousands)
Balance, at December 31, 2023	$105,448
Foreign currency translation(2)	1,132
Balance, at September 29, 2024	$106,580
(1) The goodwill balance is allocated entirely to the AMS reportable segment.
(2) A portion of the goodwill balance is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.
The net carrying value of intangible assets other than goodwill was $52.8 million and $56.3 million at September 29, 2024 and December 31, 2023, respectively.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”), which includes allocations of corporate selling, general and administrative (“SG&A”) expenses and allocations of global support SG&A as discussed below. AOI excludes: nora purchase accounting amortization; Cyber Event impact; property casualty loss; and restructuring, asset impairment, severance, and other, net. Intersegment revenues for the three and nine months ended September 29, 2024, were $19.1 million and $60.4 million, respectively, and intersegment revenues for the three and nine months ended October 1, 2023, were $25.0 million and $72.3 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
During the first quarter of 2024, the Company implemented a cost center realignment initiative to centralize certain global/shared functions. For the three and nine months ended September 29, 2024, SG&A expenses for these global support functions were allocated to AOI for each reportable segment consistent with the allocation methodology used to allocate corporate overhead in prior periods. Prior year AOI amounts below were not recast as there was no material impact to the measure of segment profit for each reportable segment. There were no changes to the composition of the Company’s operating or reportable segments.
Segment information for the three and nine months ended September 29, 2024 and October 1, 2023 is presented in the following table:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)
Net sales
AMS	$210,155	$178,194	$595,082	$548,716
EAAA	134,115	132,812	385,566	387,664
Total net sales	$344,270	$311,006	$980,648	$936,380

Segment AOI
AMS	$32,187	$23,318	$77,214	$58,621
EAAA	11,299	9,049	31,402	16,805

Depreciation and amortization
AMS	$4,453	$4,640	$13,252	$13,457
EAAA	5,449	5,805	15,994	17,134
Total depreciation and amortization	$9,902	$10,445	$29,246	$30,591

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	September 29, 2024	December 31, 2023
	(in thousands)
Assets
AMS	$628,090	$627,782
EAAA	640,638	630,939
Total segment assets	1,268,728	1,258,721
Corporate assets	112,674	108,673
Eliminations	(138,138)	(137,299)
Total reported assets	$1,243,264	$1,230,095
Reconciliations of operating income to income before income tax expense and segment AOI are presented as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(in thousands)
AMS operating income	$31,878	$23,530	$76,877	$56,997
EAAA operating income	10,297	7,455	27,895	12,373
Consolidated operating income	42,175	30,985	104,772	69,370
Interest expense	5,721	8,163	18,317	24,986
Other expense, net	381	6,702	237	7,674
Income before income tax expense	$36,073	$16,120	$86,218	$36,710

	Three Months Ended September 29, 2024		Three Months Ended October 1, 2023
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$31,878	$10,297	$23,530	$7,455
Purchase accounting amortization	—	1,311	—	1,302
Cyber Event impact	—	—	62	42
Restructuring, asset impairment, severance, and other, net	309	(309)	(274)	250
AOI	$32,187	$11,299	$23,318	$9,049

	Nine Months Ended September 29, 2024		Nine Months Ended October 1, 2023
	AMS	EAAA	AMS	EAAA
	(in thousands)
Operating income	$76,877	$27,895	$56,997	$12,373
Purchase accounting amortization	—	3,895	—	3,886
Cyber Event impact	(225)	(156)	554	415
Restructuring, asset impairment, severance, and other, net	562	(232)	1,070	131
AOI	$77,214	$31,402	$58,621	$16,805

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the nine months ended September 29, 2024 and October 1, 2023 is presented in the following table:

	Nine Months Ended
	September 29, 2024	October 1, 2023
	(in thousands)
Cash paid for interest	$13,659	$17,603
Cash paid for income taxes, net of refunds	25,905	17,588
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
During the nine months ended September 29, 2024, the Company recorded a total income tax provision of $21.0 million on pre-tax income of $86.2 million resulting in an effective tax rate of 24.4%, as compared to a total income tax provision of $11.7 million on pre-tax income of $36.7 million resulting in an effective tax rate of 32.0% during the nine months ended October 1, 2023. The decrease in the effective tax rate for the period ended September 29, 2024, as compared to the period ended October 1, 2023, was primarily due to the release of the valuation allowance on interest expense carryforwards, favorable changes related to the limitation on the deduction of business interest expense under Internal Revenue Code section 163(j), an increase in tax benefits related to share-based compensation, and prior period non-deductible charges related to the substantial liquidation of subsidiaries in Brazil and Russia that occurred during the nine months ended October 1, 2023. These favorable changes were partially offset by a decrease in U.S. tax benefits related to foreign tax credit utilization, foreign derived intangible income, and the repatriation of previously taxed foreign earnings realized during the nine months ended October 1, 2023.
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
In the first nine months of 2024, the Company increased its liability for unrecognized tax benefits by $0.4 million. As of September 29, 2024, the Company had accrued approximately $5.3 million for unrecognized tax benefits. In accordance with applicable accounting standards, the Company’s deferred tax asset as of September 29, 2024, reflects a reduction of $2.8 million of these unrecognized tax benefits.
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

NOTE 13 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCL”), before tax, to the consolidated condensed statements of operations during the three and nine months ended September 29, 2024 and October 1, 2023 are reflected in the tables below:

		Three Months Ended
	Statement of Operations Location	September 29, 2024	October 1, 2023
		(in thousands)
Loss on foreign subsidiary liquidation(1)	Other expense, net	$—	$(6,221)
Interest rate swap contracts loss	Interest expense	—	(196)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	(379)	(198)
Total loss reclassified from AOCL		$(379)	$(6,615)

		Nine Months Ended
	Statement of Operations Location	September 29, 2024	October 1, 2023
		(in thousands)
Loss on foreign subsidiary liquidation(1)	Other expense, net	$—	$(6,221)
Interest rate swap contracts loss	Interest expense	—	(982)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	(1,124)	(585)
Total loss reclassified from AOCL		$(1,124)	$(7,788)
(1) The Company’s foreign subsidiaries in Russia and Brazil were substantially liquidated during the three months ended October 1, 2023, and the cumulative foreign currency translation losses associated with these entities were recognized in the consolidated condensed statements of operations. The tax impact of the cumulative foreign currency translation reclassification was approximately $1.1 million.

NOTE 14 – ASSETS DISPOSED
During the second quarter of 2023, pursuant to a previously announced plan of reorganization, the Company completed the sale of its Thailand manufacturing facility for a selling price of $6.6 million and recognized a gain of $2.7 million. The gain attributable to the EAAA reportable segment was recorded in restructuring, asset impairment, and other gains, net, in the consolidated condensed statements of operations.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended September 29, 2024, or as of, September 29, 2024, and the comparable periods of 2023, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The nine-month periods ended September 29, 2024 and October 1, 2023 both include 39 weeks. The three-month periods ended September 29, 2024 and October 1, 2023 both include 13 weeks.
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

Executive Overview
During the quarter ended September 29, 2024, we had consolidated net sales of $344.3 million, up 10.7% compared to $311.0 million in the third quarter last year, primarily due to higher customer demand — particularly in the retail and education market segments. Consolidated operating income was $42.2 million for the third quarter of 2024 compared to $31.0 million in the third quarter last year, primarily due to higher sales and higher gross profit margin as a result of higher sales volume, raw material cost deflation, and favorable fixed cost absorption. Consolidated net income for the quarter ended September 29, 2024, was $28.4 million or $0.48 per diluted share, compared to $9.9 million or $0.17 per diluted share in the third quarter last year.
During the first nine months of 2024, we had consolidated net sales of $980.6 million, up 4.7% compared to $936.4 million in the first nine months of last year, primarily due to higher customer demand — particularly in the education, retail, and residential living market segments partially offset by decreases in the healthcare and hospitality market segments. Consolidated operating income was $104.8 million for the first nine months of 2024, compared to $69.4 million in the same period last year, primarily due to higher sales and higher gross profit margin as a result of higher average sales prices and raw material cost deflation. Consolidated net income for the nine months ended September 29, 2024, was $65.2 million or $1.11 per diluted share, compared to $25.0 million or $0.43 per diluted share in the same period last year.
Cybersecurity Event
As previously disclosed in our current report on Form 8-K filed with the Commission on November 23, 2022, we discovered a cybersecurity attack on November 20, 2022, perpetrated by unauthorized third parties, affecting our IT systems. The investigation of the Cyber Event was completed in fiscal year 2023. We have cyber risk insurance and have recovered $0.5 million of our costs and expenses during the nine months ended September 29, 2024. We anticipate that additional costs, expenses or losses related to the Cyber Event will ultimately be recovered by insurance.
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

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and nine-month periods ended September 29, 2024 and October 1, 2023:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	64.5	63.2	66.0
Gross profit	37.1	35.5	36.8	34.0
Selling, general and administrative expenses	24.8	25.5	26.1	26.8
Restructuring, asset impairment, and other gains, net	—	—	—	(0.3)
Operating income	12.3	10.0	10.7	7.5
Interest/Other expense, net	1.8	4.8	1.9	3.5
Income before income tax expense	10.5	5.2	8.8	4.0
Income tax expense	2.2	2.0	2.1	1.3
Net income	8.3%	3.2%	6.7%	2.7%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month and nine-month periods ended September 29, 2024, and October 1, 2023:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2024	October 1, 2023		September 29, 2024	October 1, 2023
	(in thousands)			(in thousands)
Consolidated net sales	$344,270	$311,006	10.7%	$980,648	$936,380	4.7%
For the quarter ended September 29, 2024, consolidated net sales increased $33.3 million (10.7%) versus the comparable period in 2023, primarily due to higher sales volume (approximately 9%) and higher average sales prices (approximately 2%). Currency fluctuations had a positive impact on consolidated net sales of approximately $1.4 million (0.4%) for the third quarter of 2024, due primarily to the strengthening of the Euro, Australian dollar, and British Pound sterling against the U.S. dollar. On a market segment basis, the sales increase was primarily in the retail, education, corporate office, residential living, and public buildings market segments partially offset by decreases in the hospitality and healthcare market segments.
For the nine months ended September 29, 2024, consolidated net sales increased $44.3 million (4.7%) versus the comparable period in 2023, primarily due to higher volume (approximately 3%) and higher average sales prices (approximately 2%). Currency fluctuations had a negative impact on consolidated net sales of approximately $0.7 million (0.1%) for the first nine months of 2024, due to the weakening of the Chinese Renminbi, Canadian dollar, and Australian dollar against the U.S. dollar partially offset by the strengthening of the British Pound sterling against the U.S. dollar. On a market segment basis, the sales increase was primarily in the education, retail, residential living, and public buildings market segments partially offset by decreases in the healthcare and hospitality market segments.

Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended September 29, 2024, and October 1, 2023:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2024	October 1, 2023		September 29, 2024	October 1, 2023
	(in thousands)			(in thousands)
Consolidated cost of sales	$216,645	$200,748	7.9%	$620,005	$618,463	0.2%
Consolidated selling, general and administrative expenses	85,450	79,273	7.8%	255,871	251,049	1.9%
Consolidated Cost of Sales
For the quarter ended September 29, 2024, consolidated cost of sales increased $15.9 million (7.9%) compared to the third quarter of 2023, primarily due to higher sales partially offset by raw material cost deflation and favorable fixed cost absorption. Currency translation had a negative impact on consolidated cost of sales in the third quarter of 2024 and partially increased our costs by approximately $0.9 million (0.4%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 62.9% for the third quarter of 2024 versus 64.5% for the third quarter of 2023.
For the nine months ended September 29, 2024, consolidated cost of sales increased $1.5 million (0.2%) versus the comparable period in 2023, primarily due to higher sales partially offset by raw material cost deflation. Currency translation had a positive impact on consolidated cost of sales for the first nine months of 2024 and partially reduced our costs by approximately $0.6 million (0.1%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 63.2% for the first nine months of 2024 versus 66.0% for the first nine months of 2023.
Consolidated Gross Profit
For the quarter ended September 29, 2024, gross profit, as a percentage of net sales, was 37.1% compared with 35.5% in the same period last year. The increase in gross profit percentage was primarily due to lower costs (approximately 2%) driven by raw material cost deflation and lower fixed costs per unit due to higher volume.
For the nine months ended September 29, 2024, gross profit, as a percentage of net sales, was 36.8% compared with 34.0% in the same period last year. The increase in gross profit percentage was primarily due to raw material cost deflation (approximately 2%) and higher average sales prices (approximately 1%).
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended September 29, 2024, consolidated SG&A expenses increased $6.2 million (7.8%) versus the comparable period in 2023. Currency fluctuations had no material impact on consolidated SG&A expenses in the third quarter of 2024 compared to the same period last year. SG&A expenses were higher for the third quarter of 2024 primarily due to higher people costs of $5.7 million driven by increased variable compensation as a result of higher operating income compared to the same period last year. As a percentage of net sales, SG&A expenses decreased to 24.8% for the third quarter of 2024 versus 25.5% for the third quarter of 2023.
For the nine months ended September 29, 2024, consolidated SG&A expenses increased $4.8 million (1.9%) versus the comparable period in 2023. Currency translation had no material impact on consolidated SG&A expenses in the first nine months of 2024 compared to the same period last year. SG&A expenses were higher for the first nine months of 2024 primarily due to (i) higher people costs of $12.2 million driven by the factors discussed above for the current quarter, partially offset by (ii) lower professional fees of $3.6 million primarily due to lower non-recurring consulting expenses, (iii) lower severance costs of $2.8 million driven by employee headcount reduction and cost saving initiatives in the prior year period, and (iv) lower Cyber Event costs of $1.4 million due to completion of the investigation in the prior year. As a percentage of net sales, SG&A expenses decreased to 26.1% for the first nine months of 2024 versus 26.8% for the first nine months of 2023.

Assets Disposed
During the second quarter of 2023, the Company completed the sale of its Thailand manufacturing facility and recognized a gain of $2.7 million.
See Note 14 entitled “Assets Disposed” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Other Expense, net
During the nine months ended September 29, 2024, the Company received insurance proceeds of approximately $2.4 million related to a property casualty loss that occurred in fiscal year 2023. The insurance proceeds were recognized in other expense, net, in the consolidated condensed statements of operations. During the quarter ended October 1, 2023, the Company substantially liquidated its foreign subsidiaries in Brazil and Russia and $6.2 million of cumulative translation adjustments were reclassified from accumulated other comprehensive loss and recognized in other expense, net, in the consolidated condensed statements of operations.
Interest Expense
During the quarter ended September 29, 2024, interest expense was $5.7 million, a decrease of $2.4 million from the comparable period in 2023, primarily due to lower outstanding term loan borrowings under the Facility. For the nine months ended September 29, 2024, interest expense was $18.3 million, a decrease of $6.7 million from the comparable period in 2023, primarily due to lower outstanding term loan borrowings as discussed above.
Provision for Income Taxes
The effective tax rate for the three and nine months ended September 29, 2024, was 21.2% and 24.4%, respectively, compared to 38.7% and 32.0% for the same periods in 2023. The effective tax rate for 2024 was positively impacted by the release of a valuation allowance on interest expense carryforwards, utilization of previously unrealized interest expense carryforwards and an increase in tax benefits related to share-based compensation, partially offset by a decrease in U.S. tax benefits related to foreign tax credit utilization, foreign derived intangible income, and the repatriation of previously taxed foreign earnings. The effective tax rate for 2023 was negatively impacted by the limitation on the deductibility of interest expense under Internal Revenue Code section 163(j) and non-deductible charges related to the substantial liquidation of subsidiaries in Brazil and Russia.
Segment Operating Results
During the first quarter of 2024, the Company implemented a cost center realignment initiative to centralize certain global/shared functions. For the three and nine months ended September 29, 2024, SG&A expenses for these global support functions were allocated to adjusted operating income (“AOI”) for each reportable segment consistent with the allocation methodology used to allocate corporate overhead in prior periods. Prior year AOI amounts below were not recast as there was no material impact to the measure of segment profit for each reportable segment. There were no changes to the composition of the Company’s operating or reportable segments.
AMS Segment – Net Sales and AOI
The following table presents AMS segment net sales and AOI for the three-month and nine-month periods ended September 29, 2024, and October 1, 2023:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2024	October 1, 2023		September 29, 2024	October 1, 2023
	(in thousands)			(in thousands)
AMS segment net sales	$210,155	$178,194	17.9%	$595,082	$548,716	8.4%
AMS segment AOI(1)	32,187	23,318	38.0%	77,214	58,621	31.7%
(1) Includes allocation of corporate SG&A expenses and allocation of global support SG&A expenses as discussed above. Excludes Cyber Event impact and restructuring, asset impairment, severance, and other, net. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

During the third quarter of 2024, net sales in AMS increased 17.9% versus the comparable period in 2023, primarily due to higher sales volume and average sales prices. On a market segment basis, the AMS sales increase was primarily in the retail, education, corporate office, and public buildings market segments.
During the first nine months of 2024, net sales in AMS increased 8.4% versus the comparable period in 2023, primarily due to higher sales volume and average sales prices. On a market segment basis, the AMS sales increase was primarily in education, retail, public buildings, and residential living market segments partially offset by decreases in the healthcare market segment.
AOI in AMS increased 38.0% during the third quarter of 2024 compared to the prior year period, primarily due to higher sales and higher gross profit driven by raw material cost deflation and favorable fixed cost absorption. As a percentage of net sales, AOI increased to 15.3% during the third quarter of 2024 compared to 13.1% in the same period last year.
AOI in AMS increased 31.7% during the first nine months of 2024 compared to the prior year period, primarily due to higher sales and higher gross profit driven by raw material cost deflation. As a percentage of net sales, AOI increased to 13.0% during the first nine months of 2024 compared to 10.7% in the same period last year.
EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month and nine-month periods ended September 29, 2024, and October 1, 2023:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 29, 2024	October 1, 2023		September 29, 2024	October 1, 2023
	(in thousands)			(in thousands)
EAAA segment net sales	$134,115	$132,812	1.0%	$385,566	$387,664	(0.5)%
EAAA segment AOI(1)	11,299	9,049	24.9%	31,402	16,805	86.9%
(1) Includes allocation of corporate SG&A expenses and allocation of global support SG&A expenses as discussed above. Excludes purchase accounting amortization, Cyber Event impact, and restructuring, asset impairment, severance and other, net. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the third quarter of 2024, net sales in EAAA increased 1.0% versus the comparable period in 2023. Currency fluctuations had a positive impact on EAAA sales of approximately $1.6 million (1.2%) for the third quarter of 2024 compared to the same period last year due to the strengthening of the Euro, Australian dollar, and the British Pound sterling against the U.S. dollar. On a market segment basis, the EAAA sales increase was primarily in the education and residential living market segments partially offset by decreases in the hospitality and corporate office market segments.
During the first nine months of 2024, net sales in EAAA decreased 0.5% versus the comparable period in 2023, primarily due to lower sales volume. Currency fluctuations had no material impact on EAAA sales for the first nine months of 2024 compared to the same period last year. On a market segment basis, the EAAA sales decrease was primarily in the public buildings, hospitality, and healthcare market segments partially offset by increases in the corporate office, education, and residential living market segments.
AOI in EAAA increased 24.9% during the third quarter of 2024 versus the comparable period in 2023, primarily due to higher gross profit driven by raw material cost deflation. Currency fluctuations had no material impact on EAAA AOI for the third quarter of 2024 compared to the same period last year. As a percentage of net sales, AOI increased to 8.4% during the third quarter of 2024 compared to 6.8% in the same period last year.
AOI in EAAA increased 86.9% during the first nine months of 2024 versus the comparable period in 2023, primarily due to higher gross profit driven by raw material cost deflation. Currency fluctuations had no material impact on EAAA AOI for the first nine months of 2024 compared to the same period in 2023. As a percentage of net sales, AOI increased to 8.1% during the first nine months of 2024 compared to 4.3% in the same period last year.

Financial Condition, Liquidity and Capital Resources
General
At September 29, 2024, the Company had $115.6 million in cash. At that date, the Company had $41.2 million in term loan borrowings, no revolving loan borrowings, and $0.7 million in letters of credit outstanding under our Facility, and we had $300.0 million of Senior Notes outstanding. As of September 29, 2024, we had additional borrowing capacity of $299.3 million under the Facility. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $149 million and $427 million for the three-month and nine-month periods ended September 29, 2024, respectively, and net sales for the non-guarantor subsidiaries were approximately $148 million and $431 million for the three-month and nine-month periods ended October 1, 2023, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $130 million and $133 million as of September 29, 2024 and December 31, 2023, respectively.
Balance Sheet
Accounts receivable, net, were $173.9 million at September 29, 2024, compared to $163.4 million at December 31, 2023. The increase of $10.5 million was primarily due to the impact of higher net sales as a result of increased customer demand in 2024.
Inventories, net, were $283.1 million at September 29, 2024, compared to $279.1 million at December 31, 2023. The increase of $4.0 million was primarily due to finished goods inventory build attributable to higher expected customer demand in the remainder of 2024, partially offset by lower raw material costs.
Analysis of Cash Flows
The following table presents a summary of cash flows for the nine-month periods ended September 29, 2024 and October 1, 2023, respectively:

	Nine Months Ended
	September 29, 2024	October 1, 2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$110,387	$114,217
Investing activities	(16,694)	(10,645)
Financing activities	(89,545)	(80,847)
Effect of exchange rate changes on cash	955	(656)
Net change in cash and cash equivalents	5,103	22,069
Cash and cash equivalents at beginning of period	110,498	97,564
Cash and cash equivalents at end of period	$115,601	$119,633
Cash provided by operating activities was $110.4 million for the nine months ended September 29, 2024, which represents a decrease of $3.8 million from the prior year comparable period. Higher sales during the first nine months of 2024 contributed to higher accounts receivable balances resulting in a use of cash for the current period. The prior year comparable period includes a source of cash from accounts receivable collections compared with the first nine months of 2024, primarily attributable to delays in customer billings from the Cyber Event, in which those delayed billings were collected in the first quarter of 2023. Additionally, the increase in inventories during the first nine months of 2024, as described above, resulted in a greater use of cash compared with the same period in the prior year.

Cash used in investing activities was $16.7 million for the nine months ended September 29, 2024, which represents an increase of $6.0 million from the prior year comparable period. The increase was attributable to higher capital expenditures partially offset by cash proceeds received during the first nine months of 2024 from the sale of manufacturing equipment and insurance proceeds for property casualty losses. The first nine months of 2023 include cash proceeds of approximately $6.6 million from the sale of the Company’s Thailand manufacturing facility.
Cash used in financing activities was $89.5 million for the nine months ended September 29, 2024, which represents an increase of $8.7 million from the prior year comparable period. The increase was primarily attributable to higher prepayments of term loan borrowings during the first nine months of 2024 compared to the prior year period.
Outlook
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including raw material availability and cost, and demand for our products.
Backlog
As of October 20, 2024, the consolidated backlog of unshipped orders was approximately $242.3 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, backlog was approximately $195.5 million as of February 4, 2024. Disruptions in supply and distribution chains have resulted in delays of construction projects and flooring installations in many regions worldwide, which have also caused, and may continue to cause, fluctuations in our backlog.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the nine months ended September 29, 2024, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of September 29, 2024, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $10.6 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $7.0 million.
As of September 29, 2024, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a respective decrease or increase in the net fair value of our financial instruments of $12.9 million. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 29, 2024:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 – July 28, 2024(3)	364	$14.68	—	$82,828,595
July 29 – August 25, 2024(3)	477	16.70	—	82,828,595
August 26 – September 29, 2024	—	—	—	82,828,595
Total	841	$15.83	—
(1) The monthly periods identified above correspond to the Company’s fiscal third quarter of 2024, which commenced July 1, 2024 and ended September 29, 2024.
(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date. There were no shares repurchased pursuant to this program during the Company’s fiscal third quarter of 2024.
(3) Comprised of shares received by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 5. OTHER INFORMATION
During the three months ended September 29, 2024, one of our directors, Daniel T. Hendrix, adopted a Rule 10b5-1 trading arrangement for the potential sale of our common stock in amounts and prices determined in accordance with such plan, as outlined in the table below:

Name and Title	Action	Date Adopted	Expiration Date	Aggregate Number of Securities to be Purchased / Sold
Daniel T. Hendrix, Director	Adoption of Rule 10b5-1 Plan(1)	September 4, 2024	May 30, 2025	75,000
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
Except as set forth above, during the three months ended September 29, 2024, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
10.1
Stansfield Tax Equalization Agreement dated as of October 15, 2024 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on October 21, 2024, previously filed with the Commission and incorporated herein by reference).*

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 29, 2024, formatted in Inline XBRL

*	Management contract or compensatory plan or agreement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 5, 2024	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)