Form 10-K
period 2024-12-29
INTERFACE INC
filed 2025-02-26
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2024

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 28, 2024: $834,272,048 (56,830,521 shares valued at the closing sale price of $14.68 on June 28, 2024). See Item 12.
 Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 14, 2025:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,313,040
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

References in this Annual Report on Form 10-K to “Interface,” “the Company,” “we,” “our,” “ours” and “us” refer to Interface, Inc. and its subsidiaries or any of them, unless the context requires otherwise.

Interface is a global flooring solutions company and sustainability leader, offering an integrated portfolio of carpet tile and resilient flooring products that includes Interface® carpet tile and luxury vinyl tile (“LVT”), nora® rubber flooring, and FLOR® premium area rugs for commercial and residential spaces. We help our customers create high-performance interior spaces that support well-being, productivity, and creativity, as well as sustainability of the planet.

As a global company with a reputation for high quality, reliability and premium positioning, we market modular carpet under the established brand names Interface® and FLOR®, we market LVT under the brand Interface®, and we market rubber flooring under the brands noraplan® and norament®.

Reportable Segments

The Company has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment includes the United States, Canada and Latin America geographic areas. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.

Below is a summary of total net sales percentages by reportable segment for the last three fiscal years.

	2024	2023	2022
AMS	61%	58%	58%
EAAA	39%	42%	42%

Market Segmentation

Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business spaces. We believe the appeal and utilization of our products will continue to grow, and we are using our considerable skills and experience with designing, producing and marketing our products to make us a market leader. We primarily focus our sales efforts on the corporate office, education, healthcare, government, hospitality, and residential living market segments.

Disruptions in economic markets due to inflation, high interest rates, geo-political tensions, including the Russia-Ukraine war and the Middle East conflict, a still challenging supply chain environment, slow economic conditions in several markets that we serve, and significant financial pressures in the commercial office market globally, all pose challenges for us and impact the markets we operate in.

Products and Services

Modular Carpet

Our AMS and EAAA reportable segments sell the same products within their respective geographical regions. We produce carpet tiles in a wide variety of colors, patterns, textures, pile heights and densities. These varieties are designed to meet both the practical and aesthetic needs of a broad spectrum of commercial interiors — particularly offices, educational facilities, healthcare facilities, government-related facilities (including but not limited to airports), hospitality spaces, retail facilities, and residential interiors. Our carpet tile systems permit distinctive styling and patterning that can be used to complement interior designs, to set off areas for particular purposes and create visual cues. While we continue to manufacture and sell a substantial portion of our carpet tile in standard styles, most of our modular carpet sales in the Americas and Asia-Pacific regions are made-to-order products designed to meet customer specifications.

Our modular carpet systems are marketed under the established brands Interface and FLOR. We manufacture carpet tiles cut in precise, dimensionally stable squares (usually 50 cm x 50 cm) or rectangles (such as planks and Skinny Planks™). Our GlasBac® technology employs a fiberglass-reinforced polymeric composite backing that provides dimensional stability and reduces the need for adhesives or fasteners. We also make carpet tiles with a backing containing post-industrial and/or post-consumer recycled materials. In addition, we make carpet tile with yarn containing varying degrees of recycled post-consumer nylon, depending on the style and color.

In 2021, we introduced our Open Air™ collection of more affordable carpet tiles — an expansive platform of hard-working carpet tile styles designed with open spaces in mind. Innovations in both design and manufacturing allow us to create these high-quality, high-performance carpet products at a lower price point.

Launched in 2020, our next generation carpet tile backings are called CQuest™ backings. Guided by materials science and inspired by nature’s carbon-storing abilities, we added new bio-based materials and more recycled content to our backings. The materials in the CQuest backings, when measured on a stand-alone basis, are net carbon negative — meaning that their global warming potential emissions are net negative. The CQuest backings are:

•CQuest™GB – Which features superior performance with a construction of post-consumer recycled content from carpet tiles, bio-based additives, and pre-consumer recycled materials.
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

We also sell our FLOR line of products to specifically target modular carpet sales to the residential market segment, and in recent years FLOR products have had crossover success in commercial markets. In addition, we have created modular carpet products designed for each of the education, healthcare, hospitality and retail market segments.

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

In 2020, we achieved a substantial milestone in our journey toward becoming a sustainable enterprise. Simultaneously with the launch of our CQuest backings described above, we introduced in the Americas and subsequently in our EAAA geographical regions, our first ever “cradle-to-gate” carbon negative carpet tile products in three unique styles: Shishu Stitch™, Tokyo Texture™, and Zen Stitch™. These pioneering products, which are part of our Embodied Beauty™ collection, are created with a combination of our CQuestBioX carpet backing (featuring bio-based materials and more recycled content), specialty yarns and tufting processes that create a carpet tile with a net negative value of “embodied carbon”.

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

Other Products and Services

We sell our TacTiles carpet tile installation system, along with a variety of traditional adhesives and products for carpet installation and maintenance that are manufactured by a third party. We also continue to provide “turnkey” project management services for a number of global accounts and other large customers through our InterfaceSERVICES™ business.

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

We primarily use our internal marketing and sales force teams to market our flooring products. In order to implement our global marketing efforts, we have product showrooms or design studios in the United States, England, France, Germany, Spain, the Netherlands, India, Australia, United Arab Emirates, Singapore, Hong Kong, China and elsewhere. We may open offices in other locations around the world as necessary to capitalize on opportunities.

Business Strategy and Principal Initiatives

Our business strategy is to continue to use our leading position in modular carpet, product design and global made-to-order capabilities as a platform from which to position our modular carpet, LVT products, rubber flooring, and other resilient products across several industry segments.

Recently, we also launched our One Interface strategy which is a multi-year effort focused on:
•Building strong global functions like Marketing, IT, Human Resources, and Finance to support our world-class local selling teams.
•Accelerating growth through enhanced productivity of our commercial team.
•Expanding margins through global supply chain management and simplifying operations.
•Leading in design, innovation, and sustainability.

Through these strategies, we will seek to increase revenues and profitability by pursuing the following key initiatives:

Continue to Penetrate Diversified Market Segments. We plan to continue our strategic focus on product design and marketing and sales efforts in the corporate office, government, education, healthcare, hospitality, and residential living market segments. This initiative is part of a market diversification strategy to reduce our exposure to the economic cyclicality of the corporate office market segment, and it has become a principal strategy generally for growing our business and enhancing profitability.

Develop a Substantial Resilient Flooring Business. Building upon the success of our products in the LVT market, we plan to expand our LVT product offerings while also seeking to introduce new products in the resilient flooring category. We believe our ability to offer and sell our soft and hard surfaces in an integrated flooring design helps meet the needs of our customers by complementing and enhancing our carpet tile portfolio with true modular installation, no transition strips between surfaces, carpet tile and resilient products that are in some cases the same size and shape, and favorable acoustic properties. Our nora products are a key component of our strategy in this area.

Sustain Leadership in Product Design, Product Development, and Sustainability. Our CQuest backings, Embodied Beauty collection, and our plank, Skinny Plank, and i2 products and TacTiles installation system have confirmed our position as an innovation leader in modular flooring. We plan to continue to pursue initiatives to sustain, augment and capitalize upon that strength to continue to increase our market share in targeted market segments. We also plan to continue to focus on carbon reductions in our products and operations as we work toward achieving our science-based targets by 2030 and as we work toward our goal of becoming a carbon negative enterprise by 2040.

Seasonality

As we have executed on our strategy, sales in the education market segment have increased, in recent years, particularly in the second and third quarters as schools often schedule renovation projects during the summer months when schools are typically closed.

Competition

We compete, on a global basis, in the sale of our modular carpet products with other carpet manufacturers and manufacturers of vinyl and other types of floorcoverings. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. A number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and some of these competitors have financial resources greater than ours. In addition, some of the competing carpet manufacturers have the ability to extrude at least some of their requirements for fiber used in carpet products and own manufacturing facilities for their resilient product offerings, which decreases their dependence on third-party suppliers.

We believe the principal competitive factors in our primary floorcovering markets are brand recognition, quality, design, service, broad product lines, product performance, marketing strategy, pricing and sustainability. We compete against various floorcoverings including carpet tile, broadloom carpet, LVT and other hard surface flooring, and polished concrete. We believe the quality, service, design, better product performance, flexibility (such as design options, selective rotation or replacement, and use in combination with our resilient products), environmental footprint and convenience of our flooring products are our principal competitive advantages.

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

Our sustainability goals are a brand-enhancing, competitive strength as well as a strategic initiative. Many of our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our leadership, knowledge and expertise in the area, especially in the “green building” movement and related environmental certification programs, resonate deeply with many of our customers and prospects around the globe. Our modular carpet products historically have had inherent installation and maintenance advantages that have translated into greater efficiency and waste reduction. We are using raw materials and production technologies, such as our ReEntry 2.0 reclaimed carpet separation process and our CQuest backings, that directly reduce adverse impacts of those operations on the environment and limit our dependence on petrochemicals.

Product Design, Research and Development

We maintain an active research and development, product development and design staff. We also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns and modular carpet backing materials. The research and development team provides us with technical support and advanced materials research and development. Innovation and increased customization in product design and styling are the principal focus of our product development efforts, and this focus has led to several design breakthroughs such as our CQuest backings, plank and Skinny Plank products, as well as our i2 product line. Our design and development team is recognized as an industry leader in design and product engineering for the commercial and institutional markets.

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

Our nora rubber flooring products have also focused on innovative performance and design. A key innovation is the self-adhesive nTx solution for nora tiles and sheet goods. Notable changes in design include noraplan Iona introducing a rubber on rubber print, noraplan valua introducing natural woodlike colors and embossing, and noraplan unita that incorporates real granite parts in a rubber floor. The combination of performance and design makes nora the recognized market leader in rubber flooring. In January 2025, the Company unveiled the first of a kind carbon negative nora rubber flooring prototype, which has a carbon negative footprint when measured cradle to gate.

Environmental and Sustainability Initiatives

Our sustainability strategy began more than 25 years ago with initiatives aimed at reducing waste, environmental footprint and costs. With our CQuestGB, CQuestBio and CQuestBioX backings, we are able to use more bio-based and recycled materials. As more customers in our target markets share our view that sustainability is an important factor, we expect sustainability will become an increasingly important factor in purchasing and design decisions. In 2021, we set a goal to reduce our CO2 emissions across our Company and supply chain by 2030 with targets validated by the Science Based Targets Initiative. Our targets are to reduce our absolute Scope 1 and 2 greenhouse gas emissions 50% by 2030 from a 2019 base year, and to reduce our absolute Scope 3 greenhouse gas emissions from purchased goods and services 50% and from business travel and employee commuting 30% by 2030 from a 2019 base year. We also set a separate goal to become a carbon negative enterprise by 2040.

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

Backlog

Our backlog of unshipped orders was approximately $223.4 million at February 2, 2025, compared with approximately $195.5 million at February 4, 2024. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects. Disruptions in supply and distribution chains have resulted in delays of construction projects and flooring installations in many regions worldwide, which also have caused, and may continue to cause, fluctuations in our backlog.

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

We also own many trademarks in the United States and abroad. In addition to the United States, the primary jurisdictions in which we have registered our trademarks are the European Union, United Kingdom, Canada, Australia, New Zealand, Japan, and various countries in Central America, South America and Asia. Some of our more prominent registered trademarks include: Interface, FLOR, GlasBac, CQuest, nora, norament, noraplan, nTX solution, noraplan unita, noraplan valua, and TacTiles. Trademark registrations in the United States are valid for a period of 10 years and are renewable for additional 10-year periods as long as the mark remains in actual use. The duration of trademarks registered in other jurisdictions varies.

Human Capital

Interface is a purpose-driven company with a passionate team that shares a unique set of values. We strive to do the right thing and to be generous to people and the planet. Our core values represent who we are, how we see the world, how we treat each other and our external customers and stakeholders, and how we approach our work every day. These core values are:

•Design a better way;
•Be genuine and generous;
•Inspire others;
•Connect the whole; and
•Embrace tomorrow, today.

At December 29, 2024, we employed a total of 3,636 employees worldwide. Of such total, 1,371 were clerical, staff, sales, supervisory and management personnel and 2,265 were manufacturing personnel.

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

Information About Our Executive Officers

Our executive officers, their ages as of December 29, 2024, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Laurel M. Hurd	55	President and Chief Executive Officer
David B. Foshee	54	Vice President, General Counsel and Secretary
Bruce A. Hausmann	55	Vice President and Chief Financial Officer
James Poppens	60	Vice President and Chief Commercial Officer
Nigel Stansfield	57	Vice President and Chief Innovation and Sustainability Officer

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

Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “expects,” “projects,” “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Forward-looking statements in this report include, without limitation, any statements regarding the effects of inflation, high interest rates, current wars and conflicts, the supply chain environment, slow market conditions in certain geographic areas, tariffs, freight costs, pressures in the commercial office market and other macroeconomic factors, and our future production volumes per unit fixed costs, on our future performance. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed below in Item 1A, “Risk Factors.”

ITEM 1A. RISK FACTORS

You should carefully consider the following factors, in addition to the other information included in this Annual Report on Form 10-K and the other documents incorporated herein by reference, before deciding whether to purchase or sell our securities. Any or all of the following risk factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risk Factors Related to our Business and Operations

We compete with a large number of manufacturers in the highly competitive floorcovering products market, and some of these competitors have greater financial resources than we do. We may face challenges competing on price, making investments in our business, or competing on product design or sustainability.

The floorcovering industry is highly competitive. Globally, we compete for sales of floorcovering products with other carpet manufacturers and manufacturers of other types of floorcovering. Although the industry has experienced significant consolidation, a large number of manufacturers remain in the industry. From time to time, our competitors add or modify manufacturing capacity throughout the globe, which increases the amount or cost structure of supply in the market. Increased capacity or manufacturing efficiencies at our competitors could result in pricing pressure on our products and less demand for our products, thus adversely affecting both revenues and profitability.

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

In recent years, we recorded goodwill and intangible asset impairment charges of $36.2 million in the fourth quarter of 2022. The 2022 impairment charge was primarily a result of macroeconomic conditions, such as inflation, rising interest rates and the weakening of the Euro against the U.S. dollar causing a negative impact to our revenue and operating income in our EMEA goodwill reporting unit. Future impairment charges could result if these macroeconomic conditions or other negative market events or conditions continue to impact our operations.

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

The increasing demand for qualified personnel makes it more difficult for us to attract and retain employees with requisite skill sets, particularly employees with specialized technical and trade experience. In certain locations where we operate, the demand for labor has exceeded the supply of labor, resulting in higher costs. Despite our focused efforts to attract and retain employees, including by offering higher levels of compensation in certain instances, we experienced attrition rates within our hourly workforce in recent years, that exceeded historical levels and we incurred higher operating costs at certain of our facilities in the form of higher levels of overtime pay. The market for professional workers was, and remains, similarly challenging. As a result, we may experience higher levels of attrition within our professional workforce in the future.

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

Petroleum-based products (including yarn) comprise the predominant portion of the cost of raw materials that we use in manufacturing carpet. Synthetic rubber uses petroleum-based products as feedstock as well. We also incur significant shipping and transport costs to move our products around the globe, and those costs have increased dramatically due to global supply chain, macroeconomic and geopolitical challenges. The possibility of government-imposed tariffs in locations where we operate could have an adverse impact on our business. While we attempt to match cost increases with corresponding price increases, inflation and volatility in the cost of raw materials, foreign currency fluctuations, tariffs and potential retaliatory tariffs, transportation, shipping costs, and other costs could adversely affect our financial results if we are unable to pass through such cost increases to our customers.

Unanticipated termination or interruption of any of our arrangements with our primary third-party suppliers of synthetic fiber or our primary third-party supplier for luxury vinyl tile (“LVT”) or other key raw materials could have a material adverse effect on us.

We depend on a small number of third-party suppliers of synthetic fiber and are largely dependent upon a primary supplier for our LVT products. The unanticipated termination or interruption of any of our supply arrangements with our current suppliers of synthetic fiber (nylon), our primary supplier of LVT, or other key raw material suppliers, including failure by any third-party supplier to meet our product specifications, could have a material adverse effect on us because we do not have the capability to manufacture our own fiber for use in our carpet products or our own LVT. Our suppliers may not be able to meet our demand for a variety of reasons, including our inability to forecast our future needs accurately or a shortfall in production by the supplier for reasons unrelated to us, such as work stoppages, acts of war, terrorism, pandemics, epidemics, fire, earthquake, energy shortages, flooding or other natural disasters. The primary manufacturing facility of our primary supplier of LVT is located in South Korea. If any of our supply arrangements with our primary suppliers of synthetic fiber, our primary supplier of LVT, or suppliers of other key raw materials are terminated or interrupted, we likely would incur increased manufacturing costs and experience delays in our manufacturing process (thus resulting in decreased sales and profitability) associated with shifting more of our synthetic fiber purchasing to another synthetic fiber supplier or developing new supply chain sources for LVT. A prolonged inability on our part to source synthetic fiber included in our products, LVT, or other key raw materials on a cost-effective basis could adversely impact our ability to deliver products on a timely basis, which could harm our sales and customer relationships.

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

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, our manufacturing facilities could be materially damaged by natural disasters, such as floods, storms, tornadoes, hurricanes and earthquakes, whether or not as a result of climate change, or by fire or other unexpected events such as adverse weather conditions, acts of war, terrorism, protests, energy shortages and disruptions, pandemics or other public health crises or other disruptions to our facilities, supply chain or our customers’ facilities. We have experienced such losses in the past. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations. These types of events could also affect our suppliers, installers, and customers, which could have a material adverse impact on our business.

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

Sales of our principal products are related to the renovation and construction of commercial and institutional buildings. This activity is cyclical and has been affected by the strength of a country’s or region’s general economy, prevailing interest rates and other factors, including increased office vacancies caused by lingering effects from the COVID-19 pandemic and hybrid work schedules, that lead to cost control measures or reduction in the use of space by businesses and other users of commercial or institutional space. In addition, the effects of cyclicality and other factors affecting the corporate office segment have traditionally tended to be more pronounced than the effects on other market segments. Historically, we have generated more sales in the corporate office market segment than in any other market segment. The effects of cyclicality and other factors on the new construction segment of the market have also tended in the past to be more pronounced than the effects on the renovation segment. These effects may recur and could be more pronounced if global economic conditions do not improve or are weakened by negative cycles or other factors.

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

•natural disasters, such as fires;
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

In fiscal year 2022, in connection with the Cyber Event, our revenues were adversely affected by approximately $8 million due to lost sales. Additionally, we incurred Cyber Event costs of approximately $5 million in fiscal year 2022 primarily due to idle plant costs, direct labor costs during the period our manufacturing facilities were idle and third-party remediation costs. We have cyber insurance and during 2024, we recovered $5.6 million of our financial losses related to the Cyber Event.

Following the Cyber Event, we implemented measures to enhance our cybersecurity protections against, and reduce the potential of, any future cybersecurity attack. We expect to incur ongoing costs to enhance cybersecurity with the goal of preventing unauthorized access to, or manipulation of, our systems and data.

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

International Risk Factors

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including foreign currency fluctuations, restrictive taxation, custom duties, tariffs, border closings or other adverse government regulations.

We have substantial international operations and intend to continue to pursue and commit resources to growth opportunities beyond the United States. Outside of the United States, we maintain manufacturing facilities in the Netherlands, the United Kingdom, China, Australia and Germany, in addition to product showrooms or design studios in England, France, Germany, Spain, the Netherlands, India, Australia, United Arab Emirates, Singapore, Hong Kong, China and elsewhere. In 2024 and 2023 approximately 43% and 46% of our net sales, respectively, and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific.

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
The conflicts between Russia and Ukraine and in the Middle East could adversely affect our business, results of operations and financial position.
Given the nature of our business and our global operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks arising from the conflicts between Russia and Ukraine and the Middle East, may adversely affect our business, results of operations and financial position.

Historically, Russia was a key supplier of natural gas, oil, and other raw materials to European countries. We have substantial manufacturing operations in Europe (including Germany, the Netherlands, and the United Kingdom), and we have key suppliers in Europe, which rely upon natural gas, oil, and other raw materials to operate. Our sole rubber flooring plant is in Germany, and our primary European carpet tile plant is in the Netherlands. Any disruption in the supply of natural gas, oil, or other raw materials from Russia to Europe could adversely affect our ability to operate our business, our results of operations and our financial position, or adversely affect the ability of our key suppliers to meet our raw material requirements. In particular, reduced Russian exports of natural gas and oil to Europe may materially impede our European manufacturing operations and may result in higher energy costs to operate our facilities. Our customers’ businesses, results of operations and financial positions also could be adversely impacted by the conflict in Ukraine, which could reduce their spending on our products. While we permanently closed our operations in Russia in the third quarter of 2022, the effects of the conflict between Russia and Ukraine on us as well as the global economy cannot be predicted.

The conflicts between Russia and Ukraine and in the Middle East are ongoing and the duration of the conflict and war are uncertain. We cannot predict the outcome of the conflict and war or the impact on the broader region, as the conflict and war and related government actions are evolving and are beyond our control. To the extent the conflicts between Russia and Ukraine and in the Middle East adversely affects our business, the conflict and war may also have the effect of heightening other risks disclosed in our Annual Report, any of which could materially and adversely affect our business, results of operations and financial condition. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and reduced corporate and consumer spending; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, including fuel surcharges in response to rising fuel costs; further disruptions in global supply chains; terrorist activities targeting business infrastructure; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets. Other potential consequences of the ongoing conflict and war include or may include government sanctions, embargoes, unstable energy markets, tariff wars, regional instability, geopolitical shifts, potential retaliatory action by the governments involved in the conflict and war against companies or other countries, and increased tensions between the involved governments and the United States or other countries in which we operate.

Fluctuations in foreign currency exchange rates have had, and could continue to have, an adverse impact on our financial condition and results of operations.

Changes in the value of foreign currencies relative to the U.S. dollar have adversely affected our results of operations and financial position and could continue to do so. In recent periods, as the value of the U.S. dollar has strengthened in comparison to certain foreign currencies — particularly in our EAAA segment and the impact of the Euro on our European operations — our reported revenues have been negatively impacted. As approximately 43% of our revenue is denominated in foreign currencies, these exchange rate fluctuations have had, and could continue to have, a significant adverse impact on our financial results.

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

We have a substantial amount of debt and debt service requirements. As of December 29, 2024, we had approximately $305.6 million of outstanding debt, and we had $299.3 million of undrawn borrowing capacity under our Syndicated Credit Facility.

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
•limiting our ability to pay dividends or repurchase our shares.

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

We have been, and may in the future become, party to lawsuits including, without limitation, actions and proceedings in the ordinary course of business, such as claims brought by our customers in connection with commercial disputes, employment claims made by our current or former employees, or claims relating to intellectual property matters or regulatory investigations and enforcement. Litigation might result in substantial costs and may divert management’s attention and resources, which may adversely affect our business, results of operations and financial condition. An unfavorable judgment against us in any legal proceeding or claim could require us to pay monetary damages and, depending on the nature of the claim and proceeding, may harm our reputation. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. In addition, an unfavorable judgment in which the counterparty is awarded equitable relief, such as an injunction, could harm our business, results of operations and financial condition.

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

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 42,000 square feet of leased space. The following table lists our principal manufacturing and distribution facilities and other material physical locations (some locations are comprised of multiple buildings) by reportable segment, all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
AMS
LaGrange, Georgia	669,145
LaGrange, Georgia(1)	250,000
Union City, Georgia(1)	370,000
West Point, Georgia	250,000
Salem, New Hampshire(1)	126,766

EAAA
Craigavon, N. Ireland(1)	72,200
Minto, Australia	240,000
Scherpenzeel, Netherlands	1,250,960
Weinheim, Germany(1)	873,243
Taicang, China(1)	142,500

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 14, 2025, we had 537 holders of record of our common stock. We estimate that there are in excess of 11,000 beneficial holders of our common stock.

Although we have a history of paying quarterly cash dividends on our common stock, future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in the agreement for our Syndicated Credit Facility and the indenture for our Senior Notes, each of which specify conditions as to when any dividend payments may be made. As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

Stock Performance

The following graph and table compare, for the period comprised of the Company’s five preceding fiscal years ended December 29, 2024, the Company’s total returns to shareholders (assuming all dividends were reinvested) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) our previous self-determined peer group, and (iii) our new self-determined peer group, assuming an initial investment of $100 in each on December 29, 2019 (the last day of the fiscal year 2019). In 2024, the Company updated its self-determined peer group to exclude PGT Innovations, Inc., SP Plus Corporation, and Glatfelter Corporation, which were acquired in 2024 and no longer trade publicly and also to incorporate other peer group changes to align with the peer group used to measure executive compensation. Unifi, Inc. was removed because its smaller size no longer aligned with the peer group profile. American Woodmark Corporation, Gibraltar Industries, Inc., Quanex Building Products Corporation, and Tredegar Corporation were appropriate additions in terms of size and industry, while also enhancing the group’s sample size and placing the Company near the median of the peer group. In determining its peer group companies, the Company considered various factors, including the potential peer’s industry, business model, size and complexity. The Company chose a peer group that is a better representation of the Company’s size and market capitalization with minimal revenue dispersion, and with companies in similar industries or lines of business or subject to similar economic and business cycles, including companies with a significant international presence that are also focused on sustainability.

	December 29, 2019	January 3, 2021	January 2, 2022	January 1, 2023	December 31, 2023	December 29, 2024
Interface, Inc.	$100	$64	$98	$61	$78	$154
NASDAQ Composite Index	$100	$144	$176	$119	$172	$228
Previous Self-Determined Peer Group (12 Stocks)	$100	$82	$104	$65	$93	$114
New Self-Determined Peer Group (12 Stocks)	$100	$90	$103	$69	$100	$112

Notes to Performance Graph
(1)If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(2)The index level was set to $100 as of December 29, 2019 (the last day of fiscal year 2019).
(3)The Company’s fiscal year ends on the Sunday nearest December 31.
(4)The following companies are included in the Previous Self-Determined Peer Group depicted above: ACCO Brands Corporation; Apogee Enterprises, Inc.; Armstrong World Industries, Inc.; Enviri Corporation; HNI Corporation; MillerKnoll, Inc.; Steelcase Inc.; Unifi, Inc.; and VSE Corporation. Glatfelter Corporation, PGT Innovations, Inc., and SP Plus Corporation were acquired in 2024 and no longer trade publicly, and therefore are excluded from the Previous Self-Determined Peer Group.
(5)The following companies are included in the New Self-Determined Peer Group depicted above: ACCO Brands Corporation; American Woodmark Corporation; Apogee Enterprises, Inc.; Armstrong World Industries, Inc.; Enviri Corporation; Gibraltar Industries, Inc.; HNI Corporation; MillerKnoll, Inc.; Quanex Building Products Corporation; Steelcase Inc.; Tredegar Corporation; and VSE Corporation.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended December 29, 2024:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 30, 2024 – October 27, 2024	—	$—	—	$82,828,595
October 28, 2024 – December 1, 2024	—	—	—	82,828,595
December 2, 2024 – December 29, 2024	—	—	—	82,828,595
Total	—	$—	—

(1) The monthly periods identified above correspond to the Company’s fiscal fourth quarter of 2024, which commenced September 30, 2024 and ended December 29, 2024.

(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date. There were no shares repurchased pursuant to this program during the Company’s fiscal fourth quarter of 2024.

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

We focus our marketing and sales efforts on both corporate office and non-corporate office market segments, to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. More than half of our consolidated net sales were in non-corporate office markets in fiscal years 2024, 2023, and 2022, primarily in education, healthcare, public buildings, retail, residential/living, hospitality, transportation, and consumer residential market segments.

Executive Summary

During 2024, we had consolidated net sales of $1,315.7 million, up 4.3% compared to $1,261.5 million in 2023, primarily due to increased customer demand – particularly in the retail and education market segments. Consolidated operating income for 2024 was $134.4 million compared to consolidated operating income of $104.5 million in 2023, primarily due to higher sales volumes and lower raw material costs. Consolidated net income for 2024 was $86.9 million, or $1.48 per diluted share, compared to consolidated net income of $44.5 million, or $0.76 per diluted share, in 2023.

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

A detailed discussion of our 2024 and 2023 consolidated and segment performance appears below under “Analysis of Results of Operations”.

Cybersecurity Event

As previously disclosed in our current report on Form 8-K filed with the Commission on November 23, 2022, we discovered a cybersecurity attack on November 20, 2022, perpetrated by unauthorized third parties, affecting our IT systems. The investigation of the Cyber Event was completed in fiscal year 2023. We have cyber risk insurance and recovered $5.6 million in insurance proceeds during fiscal year 2024, representing business interruption proceeds and reimbursement of certain costs in connection with the Cyber Event. Of the total insurance proceeds received in fiscal 2024, $4.8 million of business interruption proceeds were recognized as a benefit in other income / expense, net in the consolidated statements of operations and $0.8 million was recognized as a reduction of selling, general and administrative expenses. The insurance claim for the Cyber Event has been closed as of December 29, 2024, and we are not expecting additional proceeds.

During 2023, the Company incurred approximately $1.1 million in connection with the investigation of the Cyber Event, which were recorded in selling, general and administrative expenses in the consolidated statements of operations. In 2022, we estimated that the Cyber Event adversely affected our fiscal year 2022 revenues by approximately $8 million in lost sales. We incurred approximately $5 million of costs related to the Cyber Event in 2022 for idle plant costs, direct labor costs during the period our manufacturing facilities were idle and third-party remediation costs. Approximately $4.8 million of the Cyber Event costs in 2022 were included in cost of sales in the consolidated statements of operations and approximately $0.3 million were included in selling, general and administrative expenses.

Impact of Macroeconomic Conditions
Disruptions in economic markets due to inflation, high interest rates, the Russia-Ukraine war and the conflict in the Middle East, a still challenging supply chain environment, slow market conditions in certain parts of the globe, the impact of potential tariffs on the demand for our products, fluctuating freight costs, and significant financial pressures in the commercial office market globally, all pose challenges which may adversely affect our future performance. Management believes it is reasonably likely that these challenges will continue to affect our future operations and demand for our products to some degree during fiscal year 2025. We plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.
The Company expects higher production volumes and lower per unit fixed costs in 2025, and anticipates these impacts will benefit our gross profit margin in 2025. We also expect that continuing challenges in supply chain markets will result in higher freight costs to some degree in 2025 - particularly in the first half of 2025. We anticipate that continuing slow market conditions in parts of the globe and significant financial pressures in the commercial office market globally will adversely impact our future performance and demand for our products.

Analysis of Results of Operations

Consolidated Results

The following discussion and analyses reflect the factors and trends discussed in the preceding sections.

Consolidated net sales denominated in currencies other than the U.S. dollar were approximately 43% in 2024, 46% in 2023, and 47% in 2022. Because we have substantial international operations, we are impacted, from time to time, by international developments that affect foreign currency transactions. In 2024, the weakening of the Euro, Canadian dollar, and Chinese Renminbi against the U.S. dollar had a negative impact on our net sales, partially offset by the strengthening of the British Pound sterling against the U.S. dollar. Currency fluctuations had no material impact to operating income in 2024. In 2023, the strengthening of the Euro against the U.S. dollar had a positive impact on our net sales, partially offset by the weakening of the Australian dollar, Chinese Renminbi, and Canadian dollar. Currency fluctuations had no material impact to operating income in 2023. In 2022, the weakening of the Euro, Australian dollar, British Pound sterling and Chinese Renminbi against the U.S. dollar had a negative impact on our net sales and operating income.

The following table presents the amounts (in U.S. dollars) by which the exchange rates for translating Euros, British Pounds sterling, Australian dollars, Chinese Renminbi, Canadian dollars, and other currencies into U.S. dollars have affected our consolidated net sales and operating income during the past three years:

	2024	2023	2022
	(in millions)
Impact of changes in foreign currency on consolidated net sales	$(1.8)	$1.4	$(58.8)
Impact of changes in foreign currency on consolidated operating income	(0.1)	(0.6)	(8.3)

The following table presents, as a percentage of net sales, certain items included in our consolidated statements of operations during the past three years:

	Fiscal Year
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	63.3	65.0	66.3
Gross profit	36.7	35.0	33.7
Selling, general and administrative expenses	26.5	26.9	25.0
Restructuring, asset impairment, other (gains) and charges	—	(0.2)	0.2
Goodwill and intangible asset impairment charge	—	—	2.8
Operating income	10.2	8.3	5.7
Interest/Other expense, net	1.6	3.2	2.6
Income before income tax expense	8.6	5.1	3.1
Income tax expense	2.0	1.5	1.7
Net income	6.6%	3.6%	1.4%

Consolidated Net Sales

Below we provide information regarding our consolidated net sales and analyze those results for each of the last three fiscal years. Fiscal years 2024, 2023, and 2022 each included 52 weeks.

	Fiscal Year			Percentage Change
	2024	2023	2022	2024 compared with 2023	2023 compared with 2022
	(in thousands)
Consolidated net sales	$1,315,658	$1,261,498	$1,297,919	4.3%	(2.8)%

Consolidated net sales for 2024 compared with 2023

For 2024, our consolidated net sales increased $54.2 million (4.3%) compared to 2023, comprised of higher sales volumes (approximately 2.7%) and higher average sales prices (approximately 1.6%). Fluctuations in currency exchange rates had a negative impact on our year-over-year consolidated net sales comparison of approximately $1.8 million, indicating that if currency levels had remained constant year-over-year, our 2024 net sales would have been higher by this amount. On a market segment basis, the sales increase was most significant in the retail, education, residential living, and public buildings market segments partially offset by decreases in the hospitality, corporate office, and consumer residential market segments. See the segment results discussion below for additional information on market segments.

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

Consolidated Cost and Expenses

The following table presents our consolidated cost of sales and selling, general and administrative (“SG&A”) expenses during the past three years:

	Fiscal Year			Percentage Change
	2024	2023	2022	2024 compared with 2023	2023 compared with 2022
	(in thousands)
Consolidated cost of sales	$832,710	$820,429	$860,186	1.5%	(4.6)%
Consolidated selling, general and administrative expenses	348,542	339,049	324,190	2.8%	4.6%

Consolidated Cost of Sales

For 2024, our consolidated cost of sales increased $12.3 million (1.5%) compared to 2023, primarily due to higher sales partially offset by lower raw material costs. Currency translation had a positive impact on consolidated cost of sales and partially reduced our costs by approximately $1.4 million (0.2%) compared to 2023. As a percentage of net sales, our consolidated cost of sales decreased to 63.3% in 2024 versus 65.0% in 2023. Management believes it is reasonably likely that lower per unit fixed costs due to higher production volumes and plant productivity initiatives will reduce our costs to some degree in 2025, particularly in the first half of 2025. These favorable impacts are expected to be partially offset by higher freight costs in 2025.

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

Consolidated Gross Profit
For 2024, consolidated gross profit, as a percentage of net sales, was 36.7% compared to 35.0% for 2023. The increase in gross profit percentage was primarily due to (i) lower costs (approximately 1%) driven by lower raw material costs and lower fixed costs per unit as a result of higher volume and (ii) higher pricing (approximately 1%). Management believes it is reasonably likely that gross profit in 2025 will be positively impacted by lower costs as discussed above.
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

Consolidated SG&A Expenses

For 2024, our consolidated SG&A expenses were $348.5 million versus $339.0 million in 2023. Currency translation had no material impact on consolidated SG&A expenses for 2024. Consolidated SG&A expenses increased $9.5 million (2.8%) in 2024 compared to 2023, primarily due to higher people costs of $15.7 million driven by increased variable compensation as a result of higher operating income compared to 2023, partially offset by lower severance costs of $5.6 million driven by employee headcount reduction and cost saving initiatives in the prior year period. As a percentage of net sales, SG&A expenses decreased to 26.5% in 2024 versus 26.9% in 2023.

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

Restructuring Plan
On September 8, 2021, the Company committed to a restructuring plan that continued to focus on efforts to improve efficiencies and decrease costs across its worldwide operations, involving the closure of the Company’s manufacturing facility in Thailand. During the second quarter of 2023, the Company completed the sale of the Thailand real estate and recognized a gain of $2.7 million. This restructuring plan was completed following the sale of the Thailand facility.
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
Goodwill, Intangible Asset and Fixed Asset Impairment
During 2024 and 2023 there was no impairment of our goodwill or indefinite-lived intangible assets. During 2022, we recognized a charge of $36.2 million for the impairment of goodwill and certain intangible assets. See Note 12 entitled “Goodwill and Other Intangible Assets” of Part II, Item 8 of this Annual Report for additional information.
Interest Expense

For 2024, our interest expense was $23.2 million, versus $31.8 million in 2023, primarily due to lower outstanding term loan borrowings under the Syndicated Credit Facility. Our average borrowing rate under the Syndicated Credit Facility as of December 29, 2024, was 5.62% compared to 6.61% at December 31, 2023.

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

Other Income Expense, net
During 2024, other (income) expense, net, was $(2.4) million versus $9.1 million in 2023. The decrease was primarily due to the receipt in 2024 of $4.8 million of business interruption insurance proceeds related to the Cyber Event and $2.4 million of insurance proceeds related to a property casualty loss that occurred in fiscal year 2023. These benefits were partially offset by the recognition of $2.2 million of cumulative translation losses reclassified from accumulated other comprehensive loss due to the substantial liquidation of our foreign subsidiary in Thailand during 2024.
During 2023, $6.2 million of cumulative translation losses were recognized in other (income) expense, net as a result of the substantial liquidation of our foreign subsidiaries in Brazil and Russia.
Tax

For fiscal year 2024, the Company recorded income tax expense of $26.6 million on pre-tax income of $113.6 million, resulting in an effective tax rate of 23.4% compared with income tax expense of $19.1 million on pre-tax income of $63.7 million, resulting in an effective tax rate of 30.1%, for fiscal year 2023. The decrease in the effective tax rate for fiscal year 2024, compared to fiscal year 2023, was primarily due to the release of the valuation allowance on interest expense carryforwards, favorable tax benefits related to share-based compensation, and a favorable tax benefit related to a change in tax rate related to the UK pension plan. These favorable changes were partially offset by a decrease in favorable tax benefits related to the repatriation of previously taxed foreign earnings and utilization of foreign tax benefits.

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
During fiscal year 2024, the Company implemented a cost center realignment initiative as part of the Company’s efforts to centralize certain global/shared functions. During 2024, SG&A expenses for these global support functions were allocated to adjusted operating income (“AOI”) for each reportable segment consistent with the allocation methodology used to allocate corporate overhead in prior periods. Prior year AOI amounts below were not recast as there was no material impact to the measure of segment profit for each reportable segment. There were no changes to the composition of the Company’s operating or reportable segments.
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the last three fiscal years:

	Fiscal Year			Percentage Change
	2024	2023	2022	2024 compared with 2023	2023 compared with 2022
	(in thousands)
AMS segment net sales	$800,811	$736,955	$753,740	8.7%	(2.2)%
AMS segment AOI(1)	106,594	87,789	102,370	21.4%	(14.2)%
(1) Includes allocation of corporate SG&A expenses and allocation of global support SG&A expenses as discussed above. Excludes Cyber Event impact, intangible asset impairment charge, and restructuring, asset impairment, severance, and other, net. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.

AMS Segment Net Sales for 2024 compared with 2023
During 2024, net sales in AMS increased 8.7% versus 2023, comprised of higher sales volume and higher average sales prices. On a market segment basis, the AMS sales increase was most significant in the retail (up 81.5%), education (up 13.5%), public buildings (up 27.9%), and residential living (up 23.3%) market segments partially offset by decreases in the corporate office (down 1.7%), hospitality (down 18.0%), and consumer residential (down 10.4%) market segments.
AMS Segment Net Sales for 2023 compared with 2022
During 2023, net sales in AMS decreased 2.2% versus 2022, comprised of lower sales volume partially offset by higher average sales prices. On a market segment basis, the AMS sales decrease was most significant in the retail (down 50.6%) market segment partially offset by increases in the education (up 7.9%), corporate office (up 4.1%) and residential living (up 15.4%) market segments.
AMS AOI for 2024 compared with 2023
AOI in AMS increased 21.4% during 2024 compared to 2023. Higher adjusted gross profit in 2024, driven by higher sales, lower raw material costs, and favorable fixed cost absorption contributed to the increase in AMS AOI for the current year. AMS SG&A expenses as a percentage of net sales decreased approximately 0.8% compared to 2023, also contributed to the increase in AOI. As a percentage of net sales, AOI increased to 13.3% in 2024 versus 11.9% in 2023.
AMS AOI for 2023 compared with 2022
AOI in AMS decreased 14.2% during 2023 compared to 2022. Lower adjusted gross profit in 2023 driven by unfavorable manufacturing fixed cost absorption and lower sales, partially offset by lower freight costs contributed to the decrease in AMS AOI. AMS SG&A expenses as a percentage of net sales increased approximately 1.1% compared to 2022, primarily due to higher selling expenses also contributed to the decrease in AOI for 2023. As a percentage of net sales, AOI decreased to 11.9% in 2023 versus 13.6% in 2022.
EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the last three fiscal years:

	Fiscal Year			Percentage Change
	2024	2023	2022	2024 compared with 2023	2023 compared with 2022
	(in thousands)
EAAA segment net sales	$514,847	$524,543	$544,179	(1.8)%	(3.6)%
EAAA segment AOI(1)	34,803	28,608	30,058	21.7%	(4.8)%
(1) Includes allocation of corporate SG&A expenses and allocation of global support SG&A expenses as discussed above. Excludes goodwill and intangible asset impairment charges, purchase accounting amortization, Cyber Event impact, Thailand plant closure inventory write-down, and restructuring, asset impairment, severance, and other, net. See Note 20 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.
EAAA Segment Net Sales for 2024 compared with 2023
During 2024, net sales in EAAA decreased 1.8% versus 2023, primarily due to lower sales volume. Currency fluctuations had a negative impact of approximately $0.8 million (0.2%) on EAAA net sales for 2024 compared to 2023 due to the weakening of the Euro, Chinese Renminbi, and Australian dollar against the U.S dollar, partially offset by the strengthening of the British Pound sterling against the U.S. dollar. On a market segment basis, the EAAA sales decrease was most significant in the public buildings (down 21%), hospitality (down 24.1%), and healthcare (down 6.8%) market segments, partially offset by an increase in the residential living (up 9.1%) market segment.

EAAA Segment Net Sales for 2023 compared with 2022
During 2023, net sales in EAAA decreased 3.6% versus 2022, comprised of lower sales volume partially offset by higher selling prices. Slower economic recovery and decreased customer demand in Asia resulted in approximately 25% lower net sales in Asia during 2023 compared to 2022. Currency fluctuations had a positive impact of approximately $3.5 million (0.6%) on EAAA net sales for 2023 compared to 2022 due to the strengthening of the Euro, partially offset by the weakening of the Australian dollar and Chinese Renminbi against the U.S. dollar. On a market segment basis, the EAAA sales decrease was most significant in the corporate office (down 3.5%), healthcare (down 23.5%), retail (down 22.8%), and education (down 3.9%) market segments, partially offset by an increase in the hospitality (up 11.5%) market segment.
EAAA AOI for 2024 compared with 2023
AOI in EAAA increased 21.7% during 2024 versus 2023. Higher adjusted gross profit in 2024, driven by lower raw material costs partially offset by lower sales volume contributed to the increase in EAAA AOI for the current year. Currency fluctuations had no material impact on EAAA AOI in 2024 compared to 2023. As a percentage of net sales, AOI was 6.8% in 2024 versus 5.5% in 2023.
EAAA AOI for 2023 compared with 2022
AOI in EAAA decreased 4.8% during 2023 versus 2022. Lower adjusted gross profit in 2023, driven by lower sales, inflationary pressures on raw material costs, and unfavorable manufacturing fixed cost absorption on lower production volumes contributed to the decrease in EAAA AOI. Currency fluctuations had no material impact on EAAA AOI in 2023 compared to 2022. As a percentage of net sales, AOI was 5.5% in both 2023 and 2022.

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

We anticipate that our liquidity, cash flows from operations, cash and cash equivalents, and other sources of liquidity are sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations. However, the Company’s cash flows from operations can be affected by numerous factors including raw material availability and cost, demand for our products, and other factors described in “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Below are estimates of our material cash requirements for future periods. The short-term period represents payments due within the 12 months following December 29, 2024, and the long-term period represents payments due beyond the short-term period.

	Payments Due by Period
	Short-Term	Long-Term	Total
		(in thousands)
Long-term debt obligations	$482	$305,082	$305,564
Operating and finance lease obligations	19,820	92,314	112,134
Expected interest payments	16,796	49,952	66,748
Purchase obligations	27,435	41,147	68,582
Pension cash obligations	4,294	28,556	32,850
Total	$68,827	$517,051	$585,878

Historically, we use more cash in the first half of the fiscal year, as we pay insurance premiums, taxes and incentive compensation and build up inventory in preparation for the holiday/vacation season of our international operations. As outlined in the table above, we have approximately $68.8 million in material contractual cash obligations due within the next year, which includes, among other things, scheduled debt repayments under the Facility, pension contributions, interest payments on our debt, and lease commitments. Our long-term debt obligations include the contractually scheduled principal repayment of our term loan and revolving loan borrowings under the Facility, which matures in 2027, and $300 million on our Senior Notes due in 2028. Operating and finance lease obligations consist of undiscounted lease payments due over the term of the lease. Expected interest payments are those associated with borrowings under the Facility and Senior Notes consistent with our contractually scheduled principal repayments. Our purchase obligations are for non-cancellable agreements primarily for raw material purchases and capital expenditures. Our pension obligations include contributions and expected benefit payments to be paid by the Company related to certain defined benefit pension plans and exclude the expected benefit payments for two of our funded foreign defined benefit plans as these obligations will be paid by the plans.

Based on current interest rates and debt levels, we expect our aggregate interest expense for 2025 to be approximately $20 million. We estimate aggregate capital expenditures in 2025 to be approximately $45 million, although we are not committed to this amount.

Liquidity

At December 29, 2024, we had $99.2 million in cash. Approximately $3.1 million of this cash was located in the U.S., and the remaining $96.1 million was located outside of the U.S. The cash located outside of the U.S. is indefinitely reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs, particularly for working capital needs and capital expenditure requirements in Europe, Asia, and Australia, support our assertion that a portion of our cash in foreign locations will be reinvested and remittance will be postponed indefinitely. Of the $96.1 million of cash in foreign jurisdictions, approximately $8.8 million represents earnings which we have determined are not permanently reinvested, and as such we have provided for foreign withholding and U.S. state income taxes on these amounts in accordance with applicable accounting standards.

As of December 29, 2024, we had $5.6 million of borrowings outstanding under our Facility, all of which were term loan borrowings. There were no revolving loan borrowings outstanding as of December 29, 2024. Additionally, $0.7 million in letters of credit were outstanding under the Facility at the end of fiscal year 2024. As of December 29, 2024, we had additional borrowing capacity of $299.3 million under the Facility. As of December 29, 2024, the weighted average interest rate on borrowings outstanding under the Facility was 5.62%. As of December 29, 2024, there were no other lines of credit available to the Company.

In addition, as of December 29, 2024, we had $300.0 million of 5.50% Senior Notes due 2028 (the “Senior Notes”) outstanding, which are discussed further below.

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

We have borrowings based on variable interest rates (as described below) that expose the Company to the risk that interest rates may increase. For information regarding the current variable interest rates of these borrowings, the potential impact on our interest expense from hypothetical increases in short term interest rates, and the former interest rate swap transaction, please see the discussion in Item 7A of this Report.

We are not a party to any material off-balance sheet arrangements.

Balance Sheet

Accounts receivable, net, were $171.1 million at December 29, 2024, compared to $163.4 million at December 31, 2023. The increase of $7.7 million was primarily due to the impact of higher net sales as a result of increased customer demand in 2024.

Inventories, net, were $260.6 million at December 29, 2024, compared to $279.1 million at December 31, 2023. The decrease of $18.5 million was primarily due to higher sales, stronger working capital management, and lower raw material costs during the current year.

Analysis of Cash Flows

The following table presents a summary of cash flows for fiscal years 2024, 2023 and 2022:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$148,430	$142,034	$43,061
Investing activities	(30,374)	(19,514)	(18,437)
Financing activities	(125,234)	(111,564)	(19,490)
Effect of exchange rate changes on cash	(4,094)	1,978	(4,822)
Net change in cash and cash equivalents	(11,272)	12,934	312
Cash and cash equivalents at beginning of period	110,498	97,564	97,252
Cash and cash equivalents at end of period	$99,226	$110,498	$97,564

We ended 2024 with $99.2 million in cash, a decrease of $11.3 million during the year. The decrease was primarily due to the following:

•Cash provided by operating activities was $148.4 million for 2024, which represents an increase of $6.4 million compared to 2023. The increase in operating cash flows was primarily due to higher sales during 2024 resulting in a source of cash from lower inventory balances partially offset by a use of cash as a result of higher accounts receivable. The 2023 comparable period includes a source of cash for accounts receivable as delayed customer billings related to the 2022 Cyber Event were collected in 2023.

•Cash used in investing activities was $30.4 million for 2024, which represents an increase of $10.9 million compared to 2023. The increase was primarily attributable to an increase in capital expenditures due to increased capital investment partially offset by $2.4 million of insurance proceeds related to a 2023 property casualty loss. The 2023 comparable period includes proceeds of approximately $6.6 million from the sale of the Company’s Thailand real estate.

•Cash used in financing activities was $125.2 million for 2024, which represents an increase of $13.7 million compared to 2023. The increase was primarily attributable to higher prepayments of term loan borrowings during 2024 compared to the 2023 comparable period.

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

Share Repurchases

In the second quarter of 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. No shares of common stock were repurchased during 2024 and 2023 pursuant to this program. As of December 29, 2024, approximately $82.8 million remains authorized pursuant to this program for future share repurchases. The program does not require the Company to repurchase a specific number or amount of shares, or to do so within any specific time periods.

Syndicated Credit Facility

In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our Facility. At December 29, 2024, the Facility provided the Company and certain of its subsidiaries with a multicurrency revolving loan facility up to $300 million, as well as other U.S. denominated and multicurrency term loans. On October 14, 2022, in connection with the fifth amendment to the Facility, the maturity date was extended to October 2027. Material terms under the Facility are discussed below. For additional information please see Note 9 entitled “Long-Term Debt” in Item 8 of this Report.

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

Collateral

Pursuant to a Second Amended and Restated Security and Pledge Agreement, the Facility is secured by substantially all of the assets of Interface, Inc. and our domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of our domestic subsidiaries and up to 65% of the stock of certain material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ Administrative Agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivable, or exercising proxies to take control of the pledged stock of domestic and certain material foreign subsidiaries.

Under the Facility, we are required to make quarterly amortization payments of the term loan borrowings. The amortization payments are due on the last day of the calendar quarter. We are in compliance with all covenants under the Facility and anticipate that we will remain in compliance with the covenants for the foreseeable future.

Senior Notes

As of December 29, 2024, the Company had $300 million of Senior Notes outstanding. The Senior Notes bear an interest rate at 5.50% per annum and mature on December 1, 2028. Interest is paid semi-annually on June 1 and December 1 of each year. Debt issuance costs associated with the Senior Notes are recorded as a reduction of long-term debt in the consolidated balance sheets and are amortized over the life of the outstanding debt.

The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $573 million for fiscal year 2024, $584 million for fiscal year 2023, and $597 million for fiscal year 2022. Total indebtedness of the non-guarantor subsidiaries was approximately $102 million and $133 million as of December 29, 2024, and December 31, 2023, respectively. The Senior Notes can be redeemed on or after December 1, 2023, at specified redemption prices. See Note 9 entitled “Long-Term Debt” in Item 8 of this Report for additional information.

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

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short-term and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 29, 2024, and December 31, 2023, we had state net operating loss carryforwards of $190.1 million and $192.1 million, respectively. Certain of these state net operating loss carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2024 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.

Goodwill. We review the carrying values of our goodwill annually at the beginning of the fourth quarter of each fiscal year, or more often if events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value as set forth in Accounting Standards Codification 350 “Intangibles—Goodwill and Other”, as amended by Accounting Standards Update (“ASU”) 2017-04. We test goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. We utilize the present value of expected future cash flows and the guideline public company method to determine the estimated fair value of our reporting units. The present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital.

The assumptions we use to estimate future cash flows and the development of any forecasts to be used in the fair value determination are subject to inherent risk and judgment. If we determine that the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If we determine that the carrying value of the reporting unit exceeds its estimated fair value, we measure the goodwill impairment charge based on the excess of the reporting unit’s carrying value over its fair value consistent with ASU 2017-04, “Simplifying the Test for Goodwill Impairment”.

During the fourth quarter of 2024 and 2023, we performed our annual quantitative goodwill impairment testing. We focused our testing on the Americas reporting unit because it is the only reporting unit with an allocated goodwill balance. The allocated goodwill balances for our EMEA and Asia-Pacific reporting units were written off in prior years as a result of goodwill impairment charges. The Company performed limited procedures for our EMEA and Asia-Pacific reporting units during the 2024 and 2023 goodwill testing to facilitate a reconciliation of market capitalization.

The annual quantitative goodwill testing performed in 2024 and 2023 for our Americas reporting unit was consistent with our prior year methodology. The Company prepared valuations for the Americas reporting unit on both a market comparable methodology and an income methodology, utilizing a combination of the present value of expected future cash flows and the guideline public company method to determine the estimated fair value of the reporting unit. In preparing the valuation, past, present and future expectations of performance were considered, including our expectations for the short-term and long-term impacts of macroeconomic conditions, and our expected financial performance, including planned revenue and operating income for the Americas reporting unit. The present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The discount rate used for the Americas reporting unit was 10.5% in 2024 compared to 11.5% in 2023, which fluctuated based on a lower risk premium assigned to estimates of expected future performance. There is inherent uncertainty associated with key assumptions and estimates used in our impairment testing, including the impact of macroeconomic conditions.

As a result of our 2024 annual goodwill testing, we determined that the fair value of our Americas reporting unit exceeded its carrying value by 132% at the 2024 measurement date, and therefore no impairment was indicated. The goodwill balance of $99.9 million at December 29, 2024, is allocated entirely to our Americas reporting unit.

As a result of our 2023 annual goodwill testing, we determined that the fair value of our Americas reporting unit exceeded its carrying value by 71% at the 2023 measurement date, and therefore no impairment was indicated. The goodwill balance of $105.4 million at December 31, 2023, was allocated entirely to our Americas reporting unit.

During the fourth quarter of 2022, we performed our annual goodwill quantitative testing for each reporting unit. We considered factors such as, but not limited to, our expectations for the short-term and long-term impacts of macroeconomic factors, including ongoing inflation, foreign currency exchange rates, and our expected financial performance, including planned revenue and operating income of each reporting unit. The discount rate used for each reporting unit ranged from 13.5% to 14.0%, which primarily fluctuated based on a country risk premium assigned to the geographical region of the reporting unit.

For fiscal year 2022, we determined that the carrying value of our EMEA reporting unit exceeded its fair value and that the associated goodwill was impaired. We recorded a goodwill impairment charge of $29.4 million to write off all the goodwill allocated to our EMEA reporting unit.

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

While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences may continue to change, and we could experience additional inventory write-downs in the future. Our inventory reserve on December 29, 2024 and December 31, 2023, was $38.3 million and $34.0 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2024 net income would be higher or lower by approximately $2.9 million, on an after-tax basis.

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

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(19.7)
1% decrease in actuarial assumption for discount rate	25.3

Domestic Salary Continuation Plan	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(1.6)
1% decrease in actuarial assumption for discount rate	1.9

Allowances for Expected Credit Losses. We maintain allowances for expected credit losses resulting from the inability of customers to make required payments. Estimating the amount of future expected losses requires us to consider historical losses from our customers, as well as current market conditions and future forecasts of our customers’ ability to make payments for goods and services. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for expected credit losses on December 29, 2024 and December 31, 2023, was $3.8 million and $3.0 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2024 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. Similar limited warranties are provided on certain attributes of our rubber and LVT products, typically for a period of 5 to 15 years. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and future expectations and periodically adjust these provisions to reflect changes in actual experience. Our warranty and sales allowance reserve on December 29, 2024 and December 31, 2023, was $5.3 million and $4.3 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2024 net income would be higher or lower by approximately $0.4 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

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

From time to time, we employ derivative financial instruments as risk management tools and not for speculative or trading purposes. We monitor the use of derivative financial instruments through objective measurable systems, well-defined market and credit risk limits, and timely reports to senior management according to prescribed guidelines. We have established strict counter-party credit guidelines and enter into transactions only with financial institutions with a rating of investment grade or better. As a result, we consider the risk of counter-party default to be minimal. There were no active derivative instruments as of December 29, 2024.

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on our variable rate debt. To mitigate the impact of fluctuations in interest rates, our management monitors interest rates and has developed and implemented a policy to maintain the percentage of fixed and variable rate debt within certain parameters, subject to approval by our Board of Directors. In addition, from time to time, we may enter into derivative transactions, such as interest rate swaps, in order to manage exposure to interest rate fluctuations. There were no active interest rate derivative instruments as of December 29, 2024.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Northern Ireland, the Netherlands, Germany, China, and Australia, and we sell our products in more than 100 countries. As a result, our financial results have been, and could be, significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the Euro, British Pound sterling, Canadian dollar, Australian dollar and Chinese Renminbi. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. To mitigate the impact of fluctuations in foreign currency exchange rates, we may enter into derivative transactions from time to time, such as forward contracts and foreign currency options. There were no active foreign currency derivative instruments as of December 29, 2024.

During 2024, we recognized a $23.7 million increase in our accumulated other comprehensive loss – foreign currency translation adjustment account compared with fiscal year 2023, primarily due to the weakening of the Euro, Chinese Renminbi, and Australian dollar against the U.S dollar, partially offset by the strengthening of the British Pound sterling against the U.S. dollar.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 29, 2024. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

As discussed above, our Facility is comprised of a combination of term loan and revolving loan borrowings. The following table summarizes our market risks associated with our variable rate debt obligations under the Facility and fixed rate Senior Notes debt as of December 29, 2024. For debt obligations, the table presents principal cash flows by year of maturity.

Rate-Sensitive Liabilities	2025	2026	2027	2028	Total	Fair Value
	(in thousands)
Long-term Debt:
Variable Rate	$482	$482	$4,600	$—	$5,564	$5,564
Fixed Rate	—	—	—	300,000	300,000	294,738

Our weighted average interest rate for our outstanding borrowings under the Facility as of December 29, 2024 and December 31, 2023 was 5.62% and 6.61%, respectively.

An increase in our effective interest rate of 1% on our variable rate debt would increase annual interest expense by approximately $0.1 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposures through any future interest rate swap transactions. The carrying value of the Company’s borrowings under our Facility approximates fair value as the Facility bears variable interest rates that are similar to existing market rates. Based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $10.0 million. Conversely, a 100-basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $6.6 million.

Foreign Currency Exchange Rate Risk

As of December 29, 2024, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a respective decrease or increase in the fair value of our financial instruments of $12.6 million. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	FISCAL YEAR
	2024	2023	2022
Net sales	$1,315,658	$1,261,498	$1,297,919
Cost of sales	832,710	820,429	860,186
Gross profit	482,948	441,069	437,733

Selling, general and administrative expenses	348,542	339,049	324,190
Restructuring, asset impairment, other (gains) and charges	—	(2,502)	1,965
Goodwill and intangible asset impairment charge	—	—	36,180

Operating income	134,406	104,522	75,398

Interest expense	23,205	31,787	29,929
Other (income) expense, net	(2,353)	9,081	3,552

Income before income tax expense	113,554	63,654	41,917
Income tax expense	26,608	19,137	22,357

Net income	$86,946	$44,517	$19,560

Earnings per share – basic	$1.49	$0.77	$0.33
Earnings per share – diluted	$1.48	$0.76	$0.33

Common shares outstanding – basic	58,282	58,092	58,865
Common shares outstanding – diluted	58,871	58,335	58,865

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	FISCAL YEAR
	2024	2023	2022
Net income	$86,946	$44,517	$19,560
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustment	(23,727)	19,185	(38,334)
Reclassification from accumulated other comprehensive loss – discontinued cash flow hedge	—	749	1,973
Pension liability adjustment	(5,818)	(6,468)	26,340
Other comprehensive (loss) income	(29,545)	13,466	(10,021)

Comprehensive income	$57,401	$57,983	$9,539

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	END OF FISCAL YEAR
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$99,226	$110,498
Accounts receivable, net	171,135	163,386
Inventories, net	260,581	279,079
Prepaid expenses and other current assets	33,355	30,895
Total current assets	564,297	583,858
Property, plant and equipment, net	282,374	291,140
Operating lease right-of-use assets	76,815	87,519
Deferred tax asset	24,624	21,721
Goodwill	99,887	105,448
Intangible assets, net	48,273	56,255
Other assets	74,546	84,154

Total assets	$1,170,816	$1,230,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$68,943	$62,912
Accrued expenses	134,996	130,890
Current portion of operating lease liabilities	12,296	12,347
Current portion of long-term debt	482	8,572
Total current liabilities	216,717	214,721
Long-term debt	302,275	408,641
Operating lease liabilities	68,092	78,269
Deferred income taxes	31,822	33,832
Other long-term liabilities	62,762	68,685

Total liabilities	681,668	804,148

Commitments and contingencies (Note 18)

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at December 29, 2024 and December 31, 2023	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,304 and 58,112 shares issued and outstanding at December 29, 2024 and December 31, 2023, respectively	5,830	5,811
Additional paid-in capital	261,028	252,909
Retained earnings	405,441	320,833
Accumulated other comprehensive loss – foreign currency translation	(143,317)	(119,590)
Accumulated other comprehensive loss – pension liability	(39,834)	(34,016)

Total shareholders’ equity	489,148	425,947

Total liabilities and shareholders’ equity	$1,170,816	$1,230,095

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FISCAL YEAR
	2024	2023	2022
OPERATING ACTIVITIES:
Net income	$86,946	$44,517	$19,560
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,333	40,774	40,337
Share-based compensation expense	12,907	10,265	8,527
Loss (gain) on disposal of property, plant and equipment, net	264	(2,252)	4,319
Loss on foreign subsidiary liquidation	2,152	6,221	—
Bad debt expense	1,476	53	26
Deferred income taxes	(3,034)	(10,082)	10,310
Other	(8,480)	1,273	3,104
Amortization of acquired intangible assets	5,172	5,172	5,038
Goodwill and intangible asset impairment	—	—	36,180
Working capital changes:
Accounts receivable	(13,872)	21,798	(17,489)
Inventories	10,467	31,040	(49,651)
Prepaid expenses and other current assets	(3,079)	(302)	7,020
Accounts payable and accrued expenses	18,178	(6,443)	(24,220)
Cash provided by operating activities	148,430	142,034	43,061

INVESTING ACTIVITIES:
Capital expenditures	(33,788)	(26,107)	(18,437)
Proceeds from sale of property, plant and equipment	1,040	6,593	—
Insurance proceeds from property casualty loss	2,374	—	—
Cash used in investing activities	(30,374)	(19,514)	(18,437)

FINANCING ACTIVITIES:
Revolving loan borrowing	34,243	90,000	206,031
Revolving loan repayments	(34,243)	(114,381)	(189,281)
Term loan repayments	(115,213)	(80,927)	(13,191)
Repurchase of common stock	—	—	(17,171)
Dividends paid	(2,338)	(2,323)	(2,355)
Tax withholding payments for share-based compensation	(4,770)	(1,514)	(402)
Debt issuance costs	—	—	(1,032)
Finance lease payments	(2,913)	(2,419)	(2,089)
Cash used in financing activities	(125,234)	(111,564)	(19,490)

Net cash (used in) provided by operating, investing and financing activities	(7,178)	10,956	5,134
Effect of exchange rate changes on cash	(4,094)	1,978	(4,822)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase	(11,272)	12,934	312
Balance, beginning of year	110,498	97,564	97,252

Balance, end of year	$99,226	$110,498	$97,564

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Interface is a global flooring company specializing in carpet tile and resilient flooring, including luxury vinyl tile (“LVT”), and nora® rubber flooring. The Company manufactures modular carpet focusing on the high quality, design-oriented sector of the market, sources resilient flooring including LVT from third parties and focuses on the same sector of the market, and provides specialized carpet replacement, installation and maintenance services. The Company also manufactures and sells resilient rubber flooring.

The Company has determined that it has two operating and reportable segments – namely Americas (“AMS”) which includes the United States, Canada and Latin America geographic areas, and Europe, Africa, Asia and Australia (collectively “EAAA”). See Note 20 entitled “Segment Information” for additional information.

Cybersecurity Event
On November 20, 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems (the “Cyber Event”). In response to this Cyber Event, we notified law enforcement and took steps to supplement existing security monitoring, including scanning and protective measures. The investigation of the Cyber Event was completed during 2023. During 2024, we recovered $4.8 million in business interruption insurance proceeds, which are recognized as a benefit within other income / expense, net in the consolidated statements of operations. During 2024, we also recovered $0.8 million of costs from our cyber risk insurance, which are recorded as a reduction of selling, general, and administrative expenses. The insurance claim for the Cyber Event is now closed.
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

Risks and Uncertainties
Global economic challenges, including the impacts of the Russia-Ukraine war, the conflict in the Middle East, and other conflicts around the globe, supply chain disruptions, potential government-imposed tariffs, and slow macro environments in certain geographical regions could cause economic uncertainty and volatility. In connection with the Cyber Event discussed above, security breaches may expose us to fines and other liabilities to the extent sensitive data stored in our IT systems, including data related to customers, suppliers or employees, are misappropriated. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein, including the goodwill and intangible asset assessments and impairments discussed in Note 12 entitled “Goodwill and Other Intangible Assets.” These uncertainties could result in a future material adverse effect to the Company’s financial statements if actual results differ from these estimates.

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

Revenue Recognized from Contracts with Customers

Contracts with customers typically take the form of invoices for purchase of materials from the Company. Customer payment terms vary by region and are typically less than 60 days. The performance obligation is the delivery of these materials to the customer’s control. Revenue from the sale of modular carpet, resilient flooring, rubber flooring, and related products was approximately 97% of the Company’s total revenue in 2024, approximately 98% of the Company’s total revenue in 2023, and approximately 97% of the Company’s total revenue in 2022. The revenue from sales of these products is recognized upon shipment, or in certain cases, upon delivery to the customer. The transaction price for these sales is readily identifiable. The remaining revenue of approximately 3% for 2024, approximately 2% for 2023, and approximately 3% for 2022 was generated from the installation of carpet and other flooring-related material.

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

For the Company’s installation business, the sales of carpet and other flooring materials and installation services are separate deliverables which under the revenue recognition requirements should be characterized as separate performance obligations. The nature of the installation projects is such that the vast majority – an amount in excess of 85% of these installation projects – are completed in less than five days. The Company’s largest installation customers are retail, education and corporate customers, and these are on a project-by-project basis and are short-term installations. The Company has evaluated these projects at the end of each reporting period and recorded revenue in accordance with the accounting standards for projects which were underway as of the end of 2024, 2023 and 2022.

Costs to Obtain Contracts

The Company pays sales commissions to many of its sales personnel based upon their selling activity. These are direct costs associated with obtaining the contracts and are expensed as the revenue is recognized. These commissions become payable upon shipment (or in certain cases delivery) of product. There are no other material costs the Company incurs as part of obtaining the sales contract.

Shipping and Handling

Shipping and handling fees billed to customers are classified in net sales in the consolidated statements of operations. Shipping and handling costs incurred are classified in cost of sales in the consolidated statements of operations.

Advertising and Promotion

The Company’s advertising and promotional activities primarily consist of product samples, printed materials, digital marketing, trade shows, and customer events. Advertising and promotional costs are expensed when the advertising / promotional activity first takes place. Advertising and promotional expenses were $39.2 million, $34.6 million and $31.3 million for the years 2024, 2023 and 2022, respectively, and were recorded in selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and are included in SG&A expenses and cost of sales in the consolidated statements of operations. Research and development expense includes costs associated with the development of new products as well as the improvement and enhancement of existing products. Research and development expense was $15.1 million, $17.0 million, and $19.1 million for the years 2024, 2023 and 2022, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. Significant concentrations of credit risk may arise from the Company’s cash maintained at various banks, as from time to time cash balances may exceed the FDIC limits. The Company did not hold any significant amounts of cash equivalents and short-term investments at December 29, 2024 and December 31, 2023.

Supplemental Cash Flow Information

Cash payments for interest amounted to approximately $22.8 million, $28.8 million, and $25.1 million for the years 2024, 2023 and 2022, respectively. Income tax payments amounted to approximately $37.8 million, $25.8 million and $31.4 million for the years 2024, 2023 and 2022, respectively. During the years 2024, 2023 and 2022, the Company received income tax refunds of $3.3 million, $2.5 million and $12.4 million, respectively.

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

Property, Plant and Equipment and Long-Lived Assets

Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; equipment, furniture and fixtures – three to twelve years; and computer software – three to six years. Certain manufacturing equipment in our Weinheim manufacturing facility have estimated useful lives up to twenty-five years. Leasehold improvements are depreciated over the shorter of the asset life or lease term, generally between three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Total depreciation expense amounted to approximately $34.3 million, $35.9 million, and $36.3 million for the years 2024, 2023 and 2022, respectively.

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

Goodwill and Other Intangible Assets

In accordance with applicable accounting standards, the Company tests goodwill for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarters of 2024, 2023 and 2022, the Company performed the annual goodwill impairment test. The Company tests goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. In performing the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered. See Note 12 entitled “Goodwill and Other Intangible Assets” for additional information.

Trademark and trade name intangible assets acquired in connection with the nora acquisition are not subject to amortization, but are tested for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible asset below its carrying amount. For the annual tests performed in 2024, 2023, and 2022, the Company prepared valuations of the intangible assets using the present value of cash flows under the relief from royalty method, which were compared to the carrying value of intangible assets to determine whether any impairment existed. See Note 12 entitled “Goodwill and Other Intangible Assets” for additional information.

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

The Company records a provision related to warranty costs based on historical experience and future expectations and periodically adjusts these provisions to reflect changes in actual experience. Warranty and sales allowance reserves amounted to $5.3 million and $4.3 million as of December 29, 2024 and December 31, 2023, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets.

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

Translation of Foreign Currencies

The financial position and results of operations of most of the Company’s foreign subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated each month at average monthly exchange rates throughout the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture or substantial liquidation of a foreign subsidiary, the related foreign currency translation results are reclassified from equity to income. Foreign exchange translation gains (losses) were $(23.7) million, $19.2 million, and $(38.3) million for the years 2024, 2023 and 2022, respectively.

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

Reclassifications
Certain reclassifications to prior year information have been made in the consolidated statements of cash flows to conform to the current period presentation. The previously reported line item “deferred income taxes and other” was separated into two line items in the current period presentation of the consolidated statements of cash flows to provide additional information. These reclassifications had no effect on cash provided by operating activities as previously reported.
Reclassifications were also made to prior year deferred tax assets and deferred tax liabilities and the reconciliation of the beginning and ending amounts of gross unrecognized tax benefits presented in Note 17 entitled “Income Taxes” to conform to the current period presentation. See Note 17 entitled “Income Taxes” for additional information.

Fiscal Year

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2024,” “2023,” and “2022,” mean the fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023, respectively. Fiscal years 2024, 2023 and 2022 were each comprised of 52 weeks.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements – Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” This ASU requires additional disclosures in annual and interim periods for significant segment expenses included in the measure of segment profit provided to the chief operating decision maker (“CODM”). Disclosure of other segment items by reportable segment as well as a description of its composition is also required. The new guidance is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted the provisions of ASU 2023-07 for the year ended December 29, 2024 (see Note 20 entitled “Segment Information”). The adoption did not have a material impact to our consolidated financial statements.
Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement Reporting - Comprehensive Income - Expense Disaggregation (Topic 220-40)”. This ASU requires public entities to provide additional footnote disclosures to disaggregate the cost and expense line items presented in the income statement into specific categories including (a) purchases of inventory; (b) employee compensation; (c) depreciation: and (d) intangible asset amortization. The ASU also requires qualitative disclosure of other relevant expense categories not separately disclosed, the total amount of selling expenses, and the definition of selling expenses in annual reporting periods. The new guidance in ASU 2024-03 is effective for annual periods beginning after December 15, 2026. In January 2025, the FASB issued ASU 2025-01 to clarify the interim reporting period effective date for ASU 2024-03. The provisions of ASU 2024-03 are effective for interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU to its consolidated financial statements.
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

NOTE 3 – REVENUE RECOGNITION

The Company generates revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material, and from the installation of carpet and other flooring-related material. A summary of these revenue streams, as a percentage of net sales, for fiscal years 2024, 2023 and 2022 is a follows:

	Fiscal Year
	2024	2023	2022
Revenue from the sale of flooring material	97%	98%	97%
Revenue from installation of flooring material	3%	2%	3%

Disaggregation of Revenue

For fiscal years 2024, 2023 and 2022, revenue from the Company’s customers is broken down by geography as follows:

	Fiscal Year
Geography	2024	2023	2022
Americas	60.9%	58.4%	58.0%
Europe	28.6%	30.1%	29.2%
Asia-Pacific	10.5%	11.5%	12.8%

Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 20 entitled “Segment Information” for additional information.

NOTE 4 – RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for expected credit losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in a change in their ability to make payments, additional allowances may be required. As of December 29, 2024, and December 31, 2023, the allowance for expected credit losses amounted to $3.8 million and $3.0 million, respectively, for all accounts receivable of the Company.

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

The following table presents the carrying values and estimated fair values, including the level within the fair value hierarchy, of certain financial instruments:

	December 29, 2024			December 31, 2023
	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)
	(in thousands)
Assets:
Company-owned life insurance	$22,911	$—	$22,911	$22,788	$—	$22,788
Deferred compensation investments	30,521	8,697	21,824	28,417	9,200	19,217

Liabilities(1):
Borrowings under Syndicated Credit Facility(2)	$5,564	$—	$5,564	$121,658	$—	$121,658
5.50% Senior Notes due 2028(3)	300,000	—	294,738	300,000	—	281,991

(1) Carrying values are presented gross, excluding the impact of unamortized debt issuance costs and including amounts presented as current liabilities on the consolidated balance sheets.
(2) Unamortized debt issuance costs associated with term loan borrowings under the Syndicated Credit Facility, recorded as a reduction of long-term debt in the consolidated balance sheets, were not material as of December 29, 2024, and were $1.0 million as of December 31, 2023.
(3) Unamortized debt issuance costs associated with the Senior Notes, recorded as a reduction of long-term debt in the consolidated balance sheets, were $2.8 million and $3.4 million as of December 29, 2024 and December 31, 2023, respectively.

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

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	End of Fiscal Year
	2024	2023
	(in thousands)
Finished goods	$192,705	$201,821
Work-in-process	18,552	20,892
Raw materials	49,324	56,366
Inventories, net	$260,581	$279,079

Reserves for inventory obsolescence amounted to $38.3 million and $34.0 million as of December 29, 2024 and December 31, 2023, respectively, and have been netted against amounts presented above.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	End of Fiscal Year
	2024	2023
	(in thousands)
Land	$14,844	$15,810
Buildings and improvements	159,741	162,359
Equipment, furniture and fixtures(1)	533,314	533,418
Computer software	66,226	66,792
Construction-in-progress(2)	21,394	21,577

	795,519	799,956
Accumulated depreciation and amortization(3)	(513,145)	(508,816)

Property, plant and equipment, net	$282,374	$291,140

(1) Includes $13.1 million and $11.9 million of leased equipment for 2024 and 2023, respectively.
(2) Primarily represents manufacturing equipment not yet placed in service as of December 29, 2024 and December 31, 2023.
(3) Includes $5.0 million and $4.7 million of accumulated amortization on leased equipment for 2024 and 2023, respectively.

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

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	End of Fiscal Year
	2024	2023
	(in thousands)
Compensation	$97,190	$87,265
Interest	1,276	1,338
Taxes	13,762	18,300
Accrued purchases	3,888	5,141
Warranty and sales allowances	5,254	4,302
Other	13,626	14,544
Accrued expenses	$134,996	$130,890

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following:

	December 29, 2024		December 31, 2023
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility(2)
Term loan borrowings	$5,564	5.62%	$121,658	6.61%
Total borrowings under Syndicated Credit Facility	5,564	5.62%	121,658	6.61%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	305,564		421,658
Less: Unamortized debt issuance costs	(2,807)		(4,445)

Total debt, net	302,757		417,213
Less: Current portion of long-term debt	(482)		(8,572)

Total long-term debt, net	$302,275		$408,641

(1) Represents the weighted average rate of interest for borrowings under the Syndicated Credit Facility and the stated rate of interest for the 5.50% Senior Notes due 2028, without the effect of debt issuance costs.
(2) The Syndicated Credit Facility also includes a multicurrency revolving loan facility as discussed below. There were no revolving loan borrowings outstanding as of December 29, 2024 or December 31, 2023.

Syndicated Credit Facility

The Company’s Facility provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving credit facility. At December 29, 2024, the Facility provided to the Company and certain of its subsidiaries a multicurrency revolving loan facility up to $300.0 million, as well as other U.S. denominated and multicurrency term loans. At December 29, 2024, the Company had available borrowing capacity of $299.3 million under the revolving loan facility.

Significant Facility Amendments

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

Interest Rates and Fees

Base rate loans, as defined in the Facility, represent short-term borrowings with applicable interest rates determined as the greater of the federal funds rate plus a margin, the prime rate, or SOFR plus a margin. Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.25% to 2.00%, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on SOFR-based and alternative currency loans are charged at varying rates computed by applying a margin ranging from 1.25% to 3.00% over the applicable SOFR rate or alternative currency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee ranging from 0.20% to 0.40% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

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

Collateral

Pursuant to a Second Amended and Restated Security and Pledge Agreement, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of the Company’s domestic subsidiaries and up to 65% of the stock of certain material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ Administrative Agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, foreclosing mortgages on real estate assets, taking possession of or selling personal property assets, collecting accounts receivable, or exercising proxies to take control of the pledged stock of domestic and certain material foreign subsidiaries.

As of December 29, 2024 and December 31, 2023, the Company had $0.7 million and $1.6 million, respectively, in letters of credit outstanding under the Facility.

Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings. The amortization payments are due on the last day of the calendar quarter.

The Company is in compliance with all covenants under the Facility as of December 29, 2024, and anticipates that it will remain in compliance with the covenants for the foreseeable future.

Senior Notes due 2028

As of December 29, 2024, the Company had $300.0 million of Senior Notes outstanding. The Senior Notes bear an interest rate at 5.50% per annum and mature on December 1, 2028. Interest is paid semi-annually on June 1 and December 1 of each year.

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

Debt Issuance Costs

Debt issuance costs associated with the Company’s Senior Notes and term loans under the Facility are reflected as a reduction of long-term debt in accordance with applicable accounting standards. These fees are amortized straight-line, which approximates the effective interest method, and over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are amortized. As of December 29, 2024 and December 31, 2023, the unamortized debt issuance costs recorded as a reduction of long-term debt were $2.8 million and $4.4 million, respectively. Expenses related to such costs for the years 2024, 2023 and 2022 amounted to $1.7 million, $1.7 million, and $1.2 million, respectively.

Debt issuance costs related to the issuance of revolving debt, which include underwriting, legal and other direct costs, net of accumulated amortization, were $1.1 million and $1.4 million, as of December 29, 2024 and December 31, 2023, respectively. These amounts are included in other assets in the Company’s consolidated balance sheets. The Company amortizes these costs over the life of the related debt. Expenses related to such costs amounted to $0.4 million for each of the years 2024, 2023 and 2022.

Future Maturities

The aggregate maturities of borrowings are as follows:

Fiscal Year	Amount
(in thousands)
2025	$482
2026	482
2027	4,600
2028	300,000
Total debt	$305,564
Total long-term debt in the consolidated balance sheets includes a reduction for unamortized debt issuance costs of $2.8 million which are excluded from the maturities table above.

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

All amounts related to the terminated interest rate swaps have been recognized in the consolidated statements of operations and there was no remaining balance in accumulated other comprehensive loss associated with the terminated interest rate swaps at December 29, 2024.

NOTE 11 – LEASES

General

The Company has operating and finance leases for manufacturing equipment, corporate offices, showrooms, vehicles, distribution facilities, design centers, as well as computer and office equipment. The Company’s leases have terms ranging from 1 to 20 years, some of which may include options to extend the lease term for up to 5 years, and certain leases may include an option to terminate the lease. Our lease accounting may include these options to extend or terminate a lease when it is reasonably certain that we will exercise that option.

As of December 29, 2024, there were no significant leases that had not commenced.

The table below represents a summary of the balances recorded in the consolidated balance sheets related to the Company’s leases as of December 29, 2024 and December 31, 2023:

	December 29, 2024		December 31, 2023
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$76,815		$87,519

Current portion of operating lease liabilities	$12,296		$12,347
Operating lease liabilities	68,092		78,269
Total operating lease liabilities	$80,388		$90,616

Property, plant and equipment, net		$8,079		$7,236

Accrued expenses		$2,657		$2,587
Other long-term liabilities		5,797		5,035
Total finance lease liabilities		$8,454		$7,622

Lease Costs

	Fiscal Year
	2024	2023	2022
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$3,079	$2,808	$2,238
Interest on lease liabilities	457	319	164
Operating lease cost	19,495	18,850	18,916
Short-term lease cost	827	1,143	849
Variable lease cost	2,824	2,509	2,692
Total lease cost	$26,682	$25,629	$24,859

Other Supplemental Information

	Fiscal Year
	2024	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$431	$237	$128
Operating cash flows from operating leases	17,246	15,552	18,080
Financing cash flows from finance leases	2,913	2,419	2,089
Right-of-use assets obtained in exchange for new finance lease liabilities	3,993	3,612	3,436
Right-of-use assets obtained in exchange for new operating lease liabilities	4,598	15,561	9,307

Lease Term and Discount Rate

The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of December 29, 2024 and December 31, 2023:

	End of Fiscal Year
	2024	2023
Weighted-average remaining lease term – finance leases (in years)	3.61	3.70
Weighted-average remaining lease term – operating leases (in years)	7.68	8.29
Weighted-average discount rate – finance leases	6.44%	5.51%
Weighted-average discount rate – operating leases	6.39%	6.25%

Maturity Analysis

A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2025	$16,724	$3,096
2026	16,746	2,597
2027	13,863	2,018
2028	11,077	1,151
2029	9,506	504
Thereafter	34,706	146
Total future minimum lease payments (undiscounted)	102,622	9,512
Less: Present value discount	(22,234)	(1,058)
Total lease liabilities	$80,388	$8,454

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

During the fourth quarter of 2024 and 2023 we performed our annual quantitative goodwill impairment testing. We focused our testing on the Americas reporting unit because it is the only reporting unit with an allocated goodwill balance. The allocated goodwill balances for our EMEA and Asia-Pacific reporting units were written off in prior years as a result of goodwill impairment charges. The Company performed limited procedures for our EMEA and Asia-Pacific reporting units during the 2024 and 2023 goodwill testing to facilitate a reconciliation of market capitalization.

The annual quantitative goodwill impairment testing performed in 2024 and 2023 for our Americas reporting unit was consistent with our prior year methodology. The Company prepared valuations for the Americas reporting unit on both a market comparable methodology and an income methodology, utilizing a combination of the present value of expected future cash flows and the guideline public company method to determine the estimated fair value of the reporting unit. In preparing the valuation, past, present and future expectations of performance were considered, including our expectations for the short-term and long-term impacts of macroeconomic conditions and our expected financial performance, including planned revenue and operating income for the Americas reporting unit. The present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital. The discount rate used for the Americas reporting unit was 10.5% in 2024 compared to 11.5% in 2023, which fluctuated based on a lower risk premium assigned to estimates of expected future performance. There is inherent uncertainty associated with key assumptions and estimates used in our impairment testing, including the impact of macroeconomic conditions.

As a result of our 2024 annual goodwill impairment testing, we determined that the fair value of our Americas reporting unit exceeded its carrying value by 132% at the 2024 measurement date, and therefore no impairment was indicated. Improved expectations of financial performance for the Americas reporting unit and a lower discount rate contributed to a higher estimated fair value of our Americas reporting unit for 2024. The consolidated goodwill balance of $99.9 million at December 29, 2024 is allocated entirely to our Americas reporting unit.

As a result of our 2023 annual goodwill testing, we determined that the fair value of our Americas reporting unit exceeded its carrying value by 71% at the 2023 measurement date, and therefore no impairment was indicated. The goodwill balance of $105.4 million at December 31, 2023, was allocated entirely to our Americas reporting unit.

During the fourth quarter of 2022, the Company performed the annual goodwill impairment test, consistent with prior years. The Company performed this test at the reporting unit level, which is an operating segment or one level below the operating segment level. In performing the impairment testing for each reporting unit, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed. In preparing the valuations, past, present and future expectations of performance were considered, including the ongoing impact of the COVID-19 pandemic in 2022. As a result of our 2022 testing, we determined that the carrying value of our EMEA reporting unit exceeded its fair value and that the associated goodwill was impaired at the measurement date. We recorded a goodwill impairment charge of $29.4 million in 2022 to write off all the goodwill allocated to our EMEA reporting unit. Macroeconomic factors, including inflation, foreign currency exchange rates, and the expected impact to planned revenue and operating income contributed to the lower estimated fair value of our EMEA reporting unit. Higher discount rates also contributed to the lower fair value of our reporting units. We determined that the fair value of our Americas reporting unit exceeded its carrying value by 71% at the 2022 measurement date, and therefore no impairment was indicated. The remaining goodwill balance of $102.4 million at January 1, 2023, was allocated to our Americas reporting unit. The goodwill balance allocated to our Asia-Pacific reporting unit was previously written off in connection with the 2020 goodwill impairment.

The ending balances and the changes in the carrying amounts of goodwill allocated to each reportable segment for the years ended December 29, 2024 and December 31, 2023 are as follows(1):

	AMS	EAAA	Total
	(in thousands)
Goodwill balance, at January 1, 2023	$102,417	$—	$102,417
Foreign currency translation(2)	3,031	—	3,031
Goodwill balance, at December 31, 2023	105,448	—	105,448
Foreign currency translation(2)	(5,561)	—	(5,561)
Goodwill balance, at December 29, 2024	$99,887	$—	$99,887

(1) Goodwill balances are presented net of cumulative impairment losses of $358.5 million as of December 29, 2024. The cumulative impairment losses include impairment charges recognized prior to 2020 related to discontinued operations that were allocated to the current reportable segments on a proportionate basis.
(2) A portion of the goodwill balance allocated to the AMS reportable segment is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.

Other Intangible Assets

During the fourth quarter of 2024 and 2023, the Company performed its annual impairment testing of the trademark and trade name intangible assets and determined that no impairment existed at the 2024 or 2023 measurement dates.

In the fourth quarter of 2022, we determined that the trademark and trade name intangible assets related to the acquired nora business were impaired and recognized an impairment loss of $6.3 million. The impairment loss consisted of charges of $3.6 million and $2.7 million attributable to the AMS and EAAA reportable segments, respectively.

The Company’s intangible assets other than goodwill consisted of the following as of December 29, 2024 and December 31, 2023:

	December 29, 2024				December 31, 2023
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Intangible assets subject to amortization(1):
Technology	$34,429	$—	$(31,522)	$2,907	$37,198	$—	$(28,845)	$8,353
Other	723	(478)	(34)	211	734	(478)	(20)	236
Total intangible assets subject to amortization	35,152	(478)	(31,556)	3,118	37,932	(478)	(28,865)	8,589

Indefinite-lived intangible assets(1):
Trademarks and trade names	56,236	(11,081)	—	45,155	58,747	(11,081)	—	47,666

Total intangible assets	$91,388	$(11,559)	$(31,556)	$48,273	$96,679	$(11,559)	$(28,865)	$56,255

(1) Certain intangible asset balances are subject to changes attributable to foreign currency translation.

Amortization expense related to intangible assets during the years 2024, 2023 and 2022 was $5.2 million, $5.2 million and $5.0 million, respectively, and is recorded in cost of sales in the consolidated statements of operations. Amortization expense related to intangible assets is expected to be approximately $3.0 million for fiscal year 2025. The developed technology intangible asset is amortized over its estimated useful life, which ends in fiscal year 2025.

NOTE 13 – PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 29, 2024, and December 31, 2023, there were no shares of preferred stock issued.

NOTE 14 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 120 million shares of $0.10 par value Common Stock. The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid cash dividends totaling $0.04 per share, including participating securities, in each of years 2024, 2023 and 2022. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its Syndicated Credit Facility and the indenture governing its 5.50% Senior Notes due 2028, which specify conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is appropriate in light of the factors indicated above.

In the second quarter of 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. No shares of common stock were repurchased pursuant to this program during 2024 or 2023. During 2022, the Company repurchased and retired an aggregate of 1,383,682 shares, at a weighted average price of $12.41 per share, pursuant to this program. All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders’ equity for fiscal years 2024, 2023 and 2022:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	TOTAL
	(in thousands)
Balance, at December 31, 2023	58,112	$5,811	$252,909	$320,833	$(34,016)	$(119,590)	$425,947
Net income	—	—	—	86,946	—	—	86,946
Issuances of stock related to restricted share units and performance shares	479	48	(48)	—	—	—	—
Restricted stock issuances	58	6	941	—	—	—	947
Unrecognized compensation expense related to restricted stock awards	—	—	(946)	—	—	—	(946)
Cash dividends declared	—	—	—	(2,338)	—	—	(2,338)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(345)	(35)	8,172	—	—	—	8,137
Pension liability adjustment	—	—	—	—	(5,818)	—	(5,818)
Foreign currency translation adjustment	—	—	—	—	—	(23,727)	(23,727)
Balance, at December 29, 2024	58,304	$5,830	$261,028	$405,441	$(39,834)	$(143,317)	$489,148

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE	TOTAL
	(in thousands)
Balance, at January 1, 2023	58,106	$5,811	$244,159	$278,639	$(27,548)	$(138,775)	$(749)	$361,537
Net income	—	—	—	44,517	—	—	—	44,517
Issuances of stock related to restricted share units and performance shares	85	8	(8)	—	—	—	—	—
Restricted stock issuances	107	11	749	—	—	—	—	760
Unrecognized compensation expense related to restricted stock awards	—	—	(760)	—	—	—	—	(760)
Cash dividends declared	—	—	—	(2,323)	—	—	—	(2,323)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(186)	(19)	8,769	—	—	—	—	8,750
Pension liability adjustment	—	—	—	—	(6,468)	—	—	(6,468)
Foreign currency translation adjustment	—	—	—	—	—	19,185	—	19,185
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	749	749
Balance, at December 31, 2023	58,112	$5,811	$252,909	$320,833	$(34,016)	$(119,590)	$—	$425,947

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE	TOTAL
	(in thousands)
Balance, at January 2, 2022	59,055	$5,905	$253,110	$261,434	$(53,888)	$(100,441)	$(2,722)	$363,398
Net income	—	—	—	19,560	—	—	—	19,560
Restricted stock issuances	501	50	6,499	—	—	—	—	6,549
Unrecognized compensation expense related to restricted stock awards	—	—	(6,549)	—	—	—	—	(6,549)
Cash dividends declared	—	—	—	(2,355)	—	—	—	(2,355)
Compensation expense related to share-based plans, net of forfeitures	(66)	(6)	8,132	—	—	—	—	8,126
Share repurchases	(1,384)	(138)	(17,033)	—	—	—	—	(17,171)
Pension liability adjustment	—	—	—	—	26,340	—	—	26,340
Foreign currency translation adjustment	—	—	—	—	—	(38,334)	—	(38,334)
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	1,973	1,973
Balance, at January 1, 2023	58,106	$5,811	$244,159	$278,639	$(27,548)	$(138,775)	$(749)	$361,537

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

Restricted Stock Awards

During fiscal years 2024, 2023 and 2022, the Company granted restricted stock awards totaling 58,400, 107,100, and 500,800 shares, respectively, of Common Stock. The weighted average grant date fair value of restricted stock awards granted during 2024, 2023 and 2022 was $16.22, $7.10, and $13.08, respectively. These awards (or a portion thereof) vest with respect to each recipient over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company or upon involuntary termination without cause.

Compensation expense related to awards of restricted stock was $2.3 million, $4.5 million and $5.3 million for 2024, 2023 and 2022, respectively. These grants are made primarily to the board of directors and executive-level personnel at the Company, and as a result, no compensation costs have been capitalized. The Company has reduced its expense for any restricted stock forfeited during the period. The expense related to awards of restricted stock is captured in SG&A expenses in the consolidated statements of operations.

The following table summarizes restricted stock outstanding as of December 29, 2024, as well as activity during the year:

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	691,600	$12.55
Granted	58,400	16.22
Vested	(504,700)	12.31
Forfeited or canceled	(3,000)	13.19
Outstanding at December 29, 2024	242,300	$13.92

As of December 29, 2024, the unrecognized total compensation cost related to unvested restricted stock was $0.4 million. That cost is expected to be recognized over a weighted-average remaining vesting period of 0.3 years.

Restricted Share Unit Awards

During fiscal year 2024 and 2023, the Company granted awards for 407,300 and 596,200 restricted share units to certain employees pursuant to the Company’s stock incentive plan. There were no restricted share unit awards granted during 2022. The weighted average grant date fair value of the restricted share units granted during 2024 and 2023 was $13.38 and $10.36 respectively. Each restricted share unit represents one share of the Company’s common stock to be issued to the award recipient once the vesting criteria have been satisfied. Awards of restricted share units have a graded vesting schedule over a two to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of each vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, upon involuntary termination without cause, or upon retirement provided certain eligibility criteria are met.

Compensation expense related to the restricted share units was $3.5 million and $1.9 million for 2024 and 2023, respectively. There was no compensation expense related to restricted share unit awards during 2022. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized. The Company has reduced its expense for any restricted share units forfeited during the period. The expense related to awards of restricted share units is captured primarily in SG&A expenses in the consolidated statements of operations.

The following table summarizes restricted share units outstanding as of December 29, 2024, as well as activity during the year:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	583,400	$10.35
Granted	407,300	13.38
Vested	(157,200)	10.77
Forfeited or canceled	(10,200)	11.41
Outstanding at December 29, 2024	823,300	$11.76

As of December 29, 2024, the unrecognized total compensation cost related to unvested restricted share units was $6.0 million. That cost is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.

Performance Share Awards

In each of the years 2024, 2023 and 2022, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of three years, subject to (among other things) the employee’s continued employment through the last date of the performance period and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The expense related to these performance shares is captured in SG&A expenses in the consolidated statements of operations. The Company evaluates the probability of achieving the performance-based goals as of the end of each reporting period and adjusts compensation expense based on this assessment.

The following table summarizes the performance shares outstanding as of December 29, 2024, as well as the activity during the year:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	1,115,000	$12.36
Granted	402,800	13.24
Vested	(322,200)	13.90
Forfeited or canceled	(23,900)	12.53
Outstanding at December 29, 2024	1,171,700	$12.23

Compensation expense related to the performance shares for 2024, 2023 and 2022 was $7.1 million, $3.9 million and $3.2 million, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $7.9 million as of December 29, 2024. The amount and timing of future compensation expense will depend on the performance of the Company. The compensation expense related to these outstanding performance shares is expected to be recognized over a weighted-average remaining vesting period of 1.8 years.

The tax benefit recognized with respect to restricted stock, restricted share units and performance shares was $1.7 million, $0.9 million, and $0.8 million in 2024, 2023 and 2022, respectively.

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

The Company includes all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding for basic EPS as these awards are considered participating securities. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock and are considered participating securities. As a result, the Company includes all outstanding restricted stock awards in the calculation of basic and diluted EPS. Any unvested share-based awards considered non-participating securities (restricted share units and performance shares) are included in diluted EPS calculations when the inclusion of these shares would be dilutive. The following table shows the computation of basic and diluted EPS:

	Fiscal Year
	2024	2023	2022
	(in thousands, except per share data)
Numerator:(1)
Net income	$86,946	$44,517	$19,560

Denominator:
Weighted average shares outstanding	57,937	57,349	57,893
Participating securities	345	743	972
Shares for basic EPS	58,282	58,092	58,865
Dilutive effect of share-based awards (non-participating securities)	589	243	—
Shares for diluted EPS	58,871	58,335	58,865

Basic EPS	$1.49	$0.77	$0.33
Diluted EPS	$1.48	$0.76	$0.33
(1) Including income attributable to participating securities, which was $0.5 million, $0.6 million, and $0.3 million, for fiscal years 2024, 2023 and 2022, respectively.

For 2024, there were no securities excluded from the computation of diluted EPS that would have been antidilutive. For 2023, 657,391 non-participating securities that could potentially dilute basic EPS in the future, consisting of restricted share units and performance shares, were excluded from the computation of diluted EPS as these securities would have been antidilutive for the respective period.

NOTE 16 – RESTRUCTURING AND OTHER

Restructuring, asset impairment, other (gains) and charges by reportable segment are presented as follows:

	Fiscal Year
	2024	2023	2022
	(in thousands)
AMS	$—	$—	$—
EAAA	—	(2,502)	1,965
Total restructuring, asset impairment, other (gains) and charges	$—	$(2,502)	$1,965

2021 Restructuring Plan

On September 8, 2021, the Company committed to a restructuring plan that focused on efforts to improve efficiencies and decrease costs across its worldwide operations. The plan involved a reduction of approximately 188 employees and the closure of the Company’s manufacturing facility in Thailand at the end of the first quarter of 2022.

During 2022, in conjunction with the closure of its Thailand facility, the Company recorded a write-down of inventory of $2.5 million within cost of sales in the consolidated statements of operations.

The Company recognized a gain of $2.7 million on the sale of the Thailand facility during 2023. See Note 7 entitled “Property, Plant and Equipment” for additional information. This restructuring plan was completed following the sale of the Thailand Facility.

NOTE 17 – INCOME TAXES

Income before income taxes consisted of the following:

	Fiscal Year
	2024	2023	2022
	(in thousands)
U.S. operations	$37,060	$3,611	$11,758
Foreign operations	76,494	60,043	30,159
Income before income taxes	$113,554	$63,654	$41,917

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Current expense:
Federal	$7,599	$5,523	$1,624
Foreign	20,982	18,330	20,903
State	2,481	2,167	1,307
Current expense	31,062	26,020	23,834

Deferred (benefit) expense:
Federal	(3,279)	(4,810)	346
Foreign	(841)	(1,212)	(2,053)
State	(334)	(861)	230
Deferred benefit	(4,454)	(6,883)	(1,477)

Total income tax expense	$26,608	$19,137	$22,357

The Company’s effective tax rate was 23.4%, 30.1% and 53.3% for fiscal years 2024, 2023 and 2022, respectively. The following summary reconciles income taxes at the U.S. federal statutory rate of 21% applicable for all periods presented to the Company’s actual income tax expense:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Income taxes at U.S. federal statutory rate	$23,846	$13,367	$8,803
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	2,319	(432)	817
Non-deductible business expenses	940	747	237
Non-deductible employee compensation	1,587	1,681	1,678
Tax effects of Company-owned life insurance	(576)	(587)	612
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	443	779	1,123
Foreign and U.S. tax effects attributable to foreign operations	4,532	1,537	3,528
Expiring tax attributes	4,125	3,780	—
Valuation allowance effect	(7,330)	(879)	2,898
Research and development tax credits	(703)	(820)	(917)
Goodwill impairment	—	—	6,171
Foreign tax rate change related to UK pension	(2,493)	—	—
Unrecognized tax benefits	(135)	(79)	(2,463)
Other	53	43	(130)
Income tax expense	$26,608	$19,137	$22,357

On August 16, 2022, the Inflation Reduction Act of 2022 (“Inflation Reduction Act”) was signed into law, with tax provisions primarily focused on implementing a 15% minimum tax on global adjusted financial statement income (“AFSI”) for corporations with average AFSI exceeding $1 billion over a three-year period, a 1% excise tax on share repurchases and various climate and clean energy tax incentives. The Inflation Reduction Act did not have a material impact on the Company’s financial statements for the year ended December 29, 2024.

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

Deferred income taxes for the years ended December 29, 2024 and December 31, 2023, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	End of Fiscal Year
	2024	2023
	(in thousands)
Deferred tax assets(1)
Lease liability	$22,329	$25,164
Net operating loss and interest carryforwards	7,964	9,587
Federal tax credit carryforwards	4,036	7,876
Deferred compensation	16,521	16,517
Pensions	4,982	6,304
Property and equipment	438	554
Inventory	3,121	6,657
Prepaids, accruals and reserves	9,235	8,147
Capitalized costs	10,327	9,442
Deferred tax asset, gross	78,953	90,248
Valuation allowance	(10,028)	(17,357)
Deferred tax asset, net	$68,925	$72,891

Deferred tax liabilities(1)
Property and equipment	$24,899	$25,216
Inventory	4,014	3,616
Intangible assets	20,970	24,411
Lease asset	20,887	23,868
Pensions	3,866	6,309
Foreign currency	556	686
Foreign withholding and U.S. state taxes on unremitted earnings	773	725
Other	158	171
Deferred tax liabilities	76,123	85,002

Net deferred tax liabilities	$7,198	$12,111

(1) In prior year, certain deferred tax asset and deferred tax liability balances by jurisdiction were presented as a net position. In the current period presentation, deferred tax assets and deferred tax liabilities are presented gross. Amounts above for 2023 have been recast to conform to the current period presentation. These reclassifications change the previously disclosed gross deferred tax asset and gross deferred tax liability positions. However, the net deferred tax liability position presented in the prior year remains unchanged.

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the federal deferred tax assets at December 29, 2024.

As of December 29, 2024, the Company has approximately $4.0 million of foreign tax credit carryforwards with expiration dates through 2033. A full valuation allowance has been provided as the Company does not expect to utilize these foreign tax credits before the expiration dates. As of December 29, 2024, the Company has approximately $190.1 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2044 and has provided a valuation allowance against $127.6 million of such losses, which the Company does not expect to utilize. In addition, as of December 29, 2024, the Company has approximately $11.0 million in state net operating loss carryforwards relating to discontinued operations against which a full valuation allowance has been provided.

During fiscal year 2024, the Company had approximately $4.1 million in tax attributes related to foreign tax credit carryovers that expired. The expiring foreign tax credit carryover attributes had a full valuation allowance, as a result, the expiration of these tax attributed did not have an impact on the Company’s effective tax rate for fiscal year 2024.

As of December 29, 2024, and December 31, 2023, non-current deferred tax assets were reduced by approximately $2.6 million and $2.8 million of unrecognized tax benefits, respectively.

Historically, the Company has not provided for U.S. income taxes and foreign withholding taxes on the undistributed accumulated earnings of its foreign subsidiaries, with the exception of its Canada and Thailand subsidiaries and a specific portion of the undistributed earnings of foreign subsidiaries outside of Canada and Thailand, because such earnings were deemed to be permanently reinvested. The Company provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings that were not permanently reinvested at December 29, 2024 and December 31, 2023.

Although the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) created a dividends received deduction that generally eliminates additional U.S. federal income taxes on dividends from our foreign subsidiaries, the Company continues to assert that all of its undistributed earnings in its non-U.S. subsidiaries, excluding undistributed earnings for which U.S. income taxes and foreign withholding taxes have been provided, are indefinitely reinvested outside of the U.S. The Company expects that domestic cash resources will be sufficient to fund its domestic operations and cash commitments in the future. In the event the Company determines not to continue to assert that all or part of its undistributed earnings in its non-U.S. subsidiaries are permanently reinvested, an actual repatriation of earnings from its non-U.S. subsidiaries could still be subject to additional foreign withholding and U.S. state taxes, the determination of which is not practicable.

The Company’s federal income tax returns are subject to examination for the years 2021 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2019 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2013 to the present.

In 2023, the Company filed requests with both the Competent Authority in the Netherlands and in the U.K. to initiate a MAP for tax years 2018 through 2020 related to the double taxation arising from Her Majesty’s Revenue & Customs (“HMRC”) adjusting the interest rate applied in the intra-group financing arrangement between the Company’s subsidiary in the U.K. and another in the Netherlands. During 2023, the MAP was concluded, and the Company recognized the related adjustments in its 2023 financial results. The recognition of the adjustments did not have a material impact on the Company’s effective tax rate or its financial position.

As of December 29, 2024, and December 31, 2023, the Company had $4.8 million and $4.9 million, respectively, of unrecognized tax benefits, including accrued interest and penalties. While it is reasonably possible that some of the unrecognized tax benefits will be recognized within the next 12 months, the Company does not expect the recognition of such amounts will have a material impact on the Company’s financial results.

If the Company were to prevail on all uncertain tax positions, there would be a favorable impact on the Company’s effective tax rate of approximately $4.8 million in future periods. If the unrecognized tax positions are not favorably settled, $2.2 million of the total amount of unrecognized tax benefits would require the use of cash in future periods. The timing of the ultimate resolution of the Company’s tax matters and the payment and receipt of related cash is dependent on a number of factors, many of which are outside the Company’s control.

The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of December 29, 2024 and December 31, 2023, the Company had accrued interest and penalties of $0.4 million for both periods, which are included in the total unrecognized tax benefit noted above.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year
	2024	2023	2022
	(in thousands)
Balance at beginning of year(1)	$4,532	$5,352	$7,360
Increases related to tax positions taken during the current year	316	320	342
Increases related to tax positions taken during the prior years	—	19	109
Decreases related to tax positions taken during the prior years	(208)	(30)	(233)
Decreases related to lapse of applicable statute of limitations	(289)	(1,142)	(2,225)
Changes due to foreign currency translation	—	13	(1)
Balance at end of year(1)	$4,351	$4,532	$5,352

(1) In prior years, interest and penalties were included in the reconciliation of the beginning and ending amounts of gross unrecognized tax benefits. In the current period, interest and penalties are excluded from the reconciliation of the beginning and ending amounts of gross unrecognized tax benefits. Amounts for fiscal years 2023 and 2022 above have been recast to conform to the current period presentation. These reclassifications to the reconciliation of the beginning and ending amounts of gross unrecognized tax benefits do not impact the accrual as recorded in the consolidated balance sheets.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is a party to legal proceedings, whether arising in the ordinary course of business or otherwise. One of the proceedings the Company is involved in is summarized below.

Lawsuit by Former CEO in Connection with Termination

On January 19, 2020, the Company’s Board of Directors voted to terminate for cause the employment of Jay D. Gould, then President and Chief Executive Officer, effective immediately, for violations of the Company’s working environment policies. On February 14, 2020, Mr. Gould filed a lawsuit against the Company in the United States District Court of the Northern District of Georgia, Gould v. Interface, Inc., Case No. 1:20-cv-00695. In his lawsuit, Mr. Gould asserted several claims against the Company in connection with his termination, including that the termination was a wrongful retaliation against Mr. Gould and breached his employment contract with the Company, that public statements made by the Company in connection with his termination defamed Mr. Gould (two counts) and that the Company’s investigation into Mr. Gould’s conduct that preceded the termination was negligently performed. Among other unspecified relief, Mr. Gould sought in excess of $10 million in damages for the breach of contract claim and $100 million for each of the other claims, as well as attorneys’ fees. The Court granted judgment on the pleadings in favor of the Company on Mr. Gould’s putative claim of negligent investigation, and Mr. Gould’s defamation claims were dismissed with prejudice by stipulation of the parties. On March 31, 2022, the Court entered an order granting the Company’s motion for summary judgment on all of Mr. Gould’s remaining claims, leaving only the Company’s counterclaim against Mr. Gould for breach of fiduciary duty pending in the District Court. An attempted interlocutory appeal by Mr. Gould of the summary judgment order was remanded by the 11th Circuit Court of Appeals back to the District Court as premature. Mr. Gould filed a motion for reconsideration of the Court’s grant of summary judgment in favor of the Company on Mr. Gould’s breach of contract claim. On July 31, 2023, the Court denied that motion for reconsideration. Also on July 31, 2023, the Company filed a motion to dismiss without prejudice its counterclaim against Mr. Gould for breach of fiduciary duty. On August 2, 2023, the Court granted that motion to dismiss, resulting in a final judgment in the trial court. The Court’s award of summary judgment in favor of the Company on Mr. Gould’s breach of contract claim was appealed by Mr. Gould to the U.S. Court of Appeals for the 11th Circuit. On November 19, 2024, oral arguments for Mr. Gould’s appeal were held in front of the U.S. Court of Appeals for the 11th Circuit. The Court of Appeals has not issued an opinion on Mr. Gould’s appeal, and it remains pending.

The Company believes Mr. Gould’s lawsuit and the appeal therefrom is without merit and intends to defend vigorously against it.

NOTE 19 – EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all eligible U.S. employees with at least six months of service. The 401(k) Plan provides Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company may, at its discretion, make additional contributions to the 401(k) Plan based on the attainment of certain performance targets by its subsidiaries. The Company’s matching contributions are funded bi-monthly and totaled approximately $3.6 million, $3.4 million, and $3.3 million for the years 2024, 2023 and 2022, respectively. No discretionary contributions were made in 2024, 2023 or 2022.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs provide Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. The deferred compensation liability in connection with the NSPs totaled $30.3 million and $28.2 million at December 29, 2024 and December 31, 2023, respectively. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values and in exchange traded mutual funds. The value of the insurance instruments was $21.8 million and $19.2 million as of December 29, 2024 and December 31, 2023, respectively. The fair value of the mutual fund investments at December 29, 2024 and December 31, 2023 was $8.7 million and $9.2 million, respectively.

Multiemployer Plan

On December 31, 2019, a plan amendment was executed to eliminate future service accruals in our defined benefit pension plan in the Netherlands (the “Dutch Plan”), which resulted in a curtailment of the plan. The Dutch Plan remains in existence and continues to pay vested benefits. Active participants no longer accrue benefits after December 31, 2019, and instead participate in the Industry-Wide Pension Fund (the “IWPF”) multi-employer plan beginning in fiscal year 2020. During 2024, 2023 and 2022, the Company recorded multi-employer pension expense related to multiemployer contributions of $2.9 million, $2.7 million and $2.4 million, respectively. The Company’s contributions into the IWPF are less than 5% of total plan contributions. The IWPF is more than 85% funded at the end of 2023, which is the latest date plan information is available. The IWPF multi-employer plan is not considered to be significant based on the funded status of the plan and our contributions.

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

As described above, on December 31, 2019, participants in the Dutch Plan no longer accrue benefits under the plan and they became eligible to contribute to the IWPF beginning fiscal year 2020. Although the Dutch Plan is frozen to new participants, vested benefits will continue to be accounted for in accordance with applicable accounting standards for defined benefit plans. The Dutch Plan is financed by assets held in an insurance contract. The guarantee provision included in the insurance contract, that existed to fund any shortfall between the fair value of plan investments and the benefit obligation, expired on December 31, 2019. The Company is obligated to fund the cost to guarantee vested benefits. As of December 29, 2024, the under-funded status of the Dutch Plan of $5.1 million is recorded on the consolidated balance sheet in other long-term liabilities.

Pension expense for our three European defined benefit plans was $1.8 million, $1.3 million, and $2.0 million for the years 2024, 2023 and 2022, respectively. Plan assets are primarily invested in insurance contracts and fixed income securities. As of December 29, 2024, for the European plans, the Company had a net liability recorded of $19.7 million, an amount equal to their under-funded status, and had recorded in accumulated other comprehensive loss an amount equal to $36.3 million (net of taxes of approximately $8.1 million) related to the future amounts to be recorded in net periodic benefit costs. In the next fiscal year, approximately $1.3 million will be reclassified from accumulated other comprehensive loss into net periodic benefit cost.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans and required disclosures in accordance with applicable accounting standards:

	Fiscal Year
	2024	2023
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$214,428	$195,440
Service cost	500	458
Interest cost	7,933	8,169
Benefits and expenses paid	(10,709)	(10,832)
Actuarial loss (gain)	(4,321)	12,760
Currency translation adjustment	(6,943)	8,433
Benefit obligation, end of year	$200,888	$214,428

Change in plan assets:
Plan assets, beginning of year	$199,348	$187,485
Actual return on assets	(5,144)	11,596
Company contributions	2,626	2,497
Benefits paid	(10,709)	(10,832)
Currency translation adjustment	(4,968)	8,602
Plan assets, end of year	$181,153	$199,348

Funded status	$(19,735)	$(15,080)

Amounts recognized in consolidated balance sheets:
Other assets	$15,465	$25,235
Current liabilities	(1,170)	(1,182)
Other long-term liabilities, net of current portion	(34,030)	(39,133)
Under-funded status at end of fiscal year	$(19,735)	$(15,080)

Amounts recognized in accumulated other comprehensive loss, after tax:
Unrecognized actuarial loss	$36,323	$29,918
Total amount recognized, end of year	$36,323	$29,918

Accumulated benefit obligation	$200,888	$214,428

The above disclosure represents the aggregation of information related to the Company’s three defined benefit plans which cover many of its European employees. The decrease in the projected benefit obligation of $13.5 million for 2024 compared to prior year was primarily due to an increase in the weighted average discount rate used to measure the obligation and the impact of foreign currency translation due to the weakening of the Euro against the U.S. dollar in 2024. As of December 29, 2024, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had assets in excess of the accumulated benefit obligation. The accumulated benefit obligation of the Dutch Plan exceeded plan assets as of December 29, 2024. The nora Plan is an unfunded defined benefit plan and the accumulated benefit obligation exceeded plan assets as of December 29, 2024. The following table summarizes this information as of December 29, 2024 and December 31, 2023.

	End of Fiscal Year
	2024	2023
	(in thousands)
UK Plan
Projected benefit obligation	$106,865	$108,424
Accumulated benefit obligation	106,865	108,424
Plan assets	122,330	133,658

Dutch Plan
Projected benefit obligation	$63,938	$71,422
Accumulated benefit obligation	63,938	71,422
Plan assets	58,823	65,690

nora Plan
Projected benefit obligation	$30,085	$34,582
Accumulated benefit obligation	30,085	34,582
Plan assets	—	—

	Fiscal Year
	2024	2023	2022
	(in thousands)
Components of net periodic benefit cost:
Service cost	$500	$458	$840
Interest cost	7,933	8,169	3,793
Expected return on plan assets	(7,858)	(7,933)	(3,957)
Amortization of prior service cost	180	137	117
Amortization of net actuarial losses	1,080	468	1,201
Net periodic benefit cost	$1,835	$1,299	$1,994

In accordance with applicable accounting standards, the service cost component of net periodic benefit costs is presented within operating income in the consolidated statements of operations, while all other components of net periodic benefit costs are presented within other expense, net, in the consolidated statements of operations.

During 2024, other comprehensive loss was impacted by a total net loss of approximately $5.7 million (net of $1.7 million of tax), comprised of actuarial loss of approximately $6.5 million (net of $2.0 million of tax) and amortization of loss of $0.8 million (net of $0.3 million of tax).

	Fiscal Year
	2024	2023	2022
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	3.9%	4.1%	1.4%
Expected return on plan assets	4.6%	4.6%	3.0%
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.7%	4.1%	4.4%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments to ensure that the assets are sufficient to exceed minimum funding requirements, and to achieve a favorable return against performance expectations based on historical and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at December 29, 2024 or December 31, 2023.

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

Under the express terms of the Contract, contract value is the greater of (i) the value of the discounted vested benefits of the Dutch Plan and (ii) the fair value of the underlying investment assets held by the insurance company under the Contract. As between those two values, the former was the greater for 2024 and 2023. Because the Company will fund the cost to guarantee vested benefits, the Company has recorded a provision, which reduces the Dutch Plan assets, that consists of the net present value of the expected future guarantee payments due to the insurance company pursuant to the Company’s guarantee.

As explained above, the Contract also will pay the indexation benefit if sufficient assets are available, which the Company believes not to be probable as of the end of 2024 based on recent returns. The indexation benefit for 2024 and 2023 is not significant.

The Company’s actual weighted average asset allocations for 2024 and 2023, and the targeted asset allocation for 2025, of the foreign defined benefit plans by asset category, are as follows:

	Fiscal Year
	2025			2024	2023
Asset Category	Target Allocation			Percentage of Plan Assets at Year End
Debt and debt securities	65%	—	70%	58%	59%
Short-term investments	—%	—	2%	9%	8%
Other investments	30%	—	35%	33%	33%
	100%			100%	100%

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of December 29, 2024 and December 31, 2023. The nora plan is currently unfunded. As required by accounting standards, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As noted above, the Dutch Plan assets as represented by the insurance contract are classified as a level 3 asset and included in the “Other” asset category.

	Pension Plan Assets by Category as of December 29, 2024
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$16,182	$16,182
Level 2	—	90,330	90,330
Level 3	58,823	15,818	74,641
Total	$58,823	$122,330	$181,153

	Pension Plan Assets by Category as of December 31, 2023
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$16,232	$16,232
Level 2	—	92,200	92,200
Level 3	65,690	25,226	90,916
Total	$65,690	$133,658	$199,348

The tables below detail the foreign defined benefit plans’ assets by asset allocation and fair value hierarchy:

	End of Fiscal Year 2024
Asset Category	Level 1	Level 2	Level 3
		(in thousands)
Debt and debt securities	$—	$90,330	$14,950
Short-term investments (1)	16,182	—	—
Other investments (2)	—	—	59,691
	$16,182	$90,330	$74,641

	End of Fiscal Year 2023
Asset Category	Level 1	Level 2	Level 3
	(in thousands)
Debt and debt securities	$—	$92,200	$24,325
Short-term investments (1)	16,232	—	—
Other investments (2)	—	—	66,591
	$16,232	$92,200	$90,916
(1) Short-term investments are generally invested in interest-bearing accounts.
(2) Other investments are comprised of insurance contracts.

Assets identified as level 2 above pertain to corporate bonds and other debt securities. The fair values of these assets are calculated based on quoted market prices for similar assets.

With the exception of the Dutch Plan assets as discussed above, the assets identified as level 3 above in 2024 and 2023 relate to insured annuities and direct lending assets held by the UK Plan. The fair value of these assets was calculated using the present value of the future cash flows due under the insurance annuities, and for the direct lending assets the value is based on the asset value from the latest available valuation with adjustments for any drawdowns and distribution payments made between the valuation date and the reporting date. The range of discount rates used in the fair value calculation of level 3 assets held by the Dutch Plan and the UK Plan were 3.50% to 5.35% for 2024, and 3.30% to 4.50% for 2023. The weighted average discount rates were 3.53% and 3.32% for 2024 and 2023, respectively. These amounts are weighted based on the fair value of level 3 plan assets subject to fluctuations in the discount rate. Any changes in these variables will impact the fair value of level 3 assets.

The table below indicates the change in value related to these level 3 assets during 2024 and 2023:

	Fiscal Year
	2024	2023
	(in thousands)
Balance of level 3 assets, beginning of year	$90,916	$89,864
Actual return on plan assets (1)	(2,463)	3,429
Purchases, sales and settlements, net	(10,138)	(5,734)
Currency translation adjustment	(3,674)	3,357
Balance of level 3 assets, end of year	$74,641	$90,916

(1) Includes $(2.1) million and $2.7 million for 2024 and 2023, respectively, of unrealized (losses) / gains recognized during the period in other comprehensive loss for assets held at year end.

During 2025, the Company expects to contribute $2.4 million to the foreign defined benefit plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

Fiscal Year	Expected Payments
(in thousands)
2025	$10,551
2026	10,672
2027	10,775
2028	11,041
2029	11,242
2030-2034	56,744

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

The tables presented below set forth the required disclosures in accordance with applicable accounting standards, and amounts recognized in the consolidated financial statements related to the domestic SCP. There is no service cost component in the change in benefit obligation in 2024 and 2023 as there are no longer any participants accruing benefits in the plan.

	Fiscal Year
	2024	2023
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$22,659	$22,731
Interest cost	1,065	1,134
Benefits paid	(1,872)	(1,873)
Actuarial loss (gain)	(787)	667
Benefit obligation, end of year	$21,065	$22,659

The amounts recognized in the consolidated balance sheets are as follows:

	End of Fiscal Year
	2024	2023
	(in thousands)
Current liabilities	$1,873	$1,873
Non-current liabilities	19,192	20,786
Total benefit obligation	$21,065	$22,659

The components of the amounts in accumulated other comprehensive loss, after tax, are as follows:

	Fiscal Year
	2024	2023
	(in thousands)
Unrecognized actuarial loss	$3,428	$4,098

The accumulated benefit obligation related to the SCP was $21.1 million at December 29, 2024, and $22.7 million at December 31, 2023. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	Fiscal Year
	2024	2023	2022
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost:
Discount rate	4.90%	5.20%	2.65%

Assumptions used to determine benefit obligations:
Discount rate	5.45%	4.90%	5.20%

Components of net periodic benefit cost:
Interest cost	$1,065	$1,134	$771
Amortization of actuarial losses	239	195	557
Net periodic benefit cost	$1,304	$1,329	$1,328

In accordance with applicable accounting standards, all components of net periodic benefit cost associated with the SCP are presented within other expense, net, in the consolidated statements of operations.

The change in other comprehensive loss during 2024 related to the SCP as a result of plan activity was a net gain of approximately $0.7 million (net of $0.3 million of tax), primarily comprised of a net gain during the period of $0.6 million (net of $0.2 million of tax) and amortization of loss of $0.1 million (net of $0.1 million of tax).

During 2024, the Company contributed $1.9 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

Fiscal Year	Expected Payments
(in thousands)
2025	$1,873
2026	1,873
2027	1,873
2028	1,873
2029	1,838
2030-2034	8,601

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

Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment operating income (“AOI”). The CODM uses AOI to evaluate segment operating results compared to expectations. AOI is also used by the CODM to develop variable compensation targets and make capital spend decisions. AOI includes allocations of corporate selling, general and administrative expenses and global support as discussed below and excludes: nora purchase accounting amortization; Thailand plant closure inventory write-down; Cyber Event impact; goodwill and intangible asset impairment charges; and restructuring, asset impairment, severance, and other, net. Intersegment revenues for 2024, 2023 and 2022 were $91.1 million, $82.8 million and $75.5 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.

The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.

During fiscal year 2024, the Company implemented a cost center realignment initiative to centralize certain global/shared functions. During 2024, SG&A expenses for these global support functions were allocated to AOI for each reportable segment consistent with the allocation methodology used to allocate corporate overhead in prior periods. Prior year AOI amounts below were not recast as there was no material impact to the measure of segment profit for each reportable segment. There were no changes to the composition of the Company’s operating or reportable segments.

The following table outlines information by reportable segment including net sales, significant segment expenses, and AOI. The table also includes a reconciliation to income before taxes for fiscal years 2024, 2023, and 2022.

	Fiscal Year
	2024			2023			2022
	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL
				(in thousands)
Net sales	$800,811	$514,847	$1,315,658	$736,955	$524,543	$1,261,498	$753,740	$544,179	$1,297,919

Less: significant segment expenses (1)
Adjusted cost of sales (2)	494,185	333,353		458,708	356,591		473,761	374,106
Adjusted selling, general, & administrative expenses(3)	200,032	146,691		190,458	139,344		177,609	140,015
Segment AOI	106,594	34,803	141,397	87,789	28,608	116,397	102,370	30,058	132,428
Reconciliation of AOI to income before taxes
Restructuring, severance, asset impairment and other, net			2,530			5,631			8,189
Purchasing accounting amortization			5,172			5,172			5,038
Cyber Event impact			(711)			1,072			5,093
Goodwill & intangible asset impairment			—			—			36,180
Thailand plant inventory write down			—			—			2,530
Interest expense			23,205			31,787			29,929
Other (income) expense, net			(2,353)			9,081			3,552
Income before taxes			$113,554			$63,654			$41,917

(1) Significant segment expense categories and amounts align with segment level information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include allocation of corporate overhead and global support costs. Intersegment expenses are excluded.
(2) Adjusted cost of sales excludes purchase accounting amortization, the Cyber Event impact, and Thailand plant inventory write down.
(3) Adjusted selling, general, and administrative expenses exclude the cyber event impact and restructuring, asset impairment, severance, and other, net.

Segment depreciation and amortization for 2024, 2023 and 2022 is presented in the table below:

	Fiscal Year
	2024	2023	2022
	(in thousands)

Depreciation and amortization
AMS	$17,804	$17,989	$16,827
EAAA	21,529	22,785	23,510
Total depreciation and amortization	$39,333	$40,774	$40,337

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	End of Fiscal Year
	2024	2023
	(in thousands)
Assets
AMS	$644,085	$627,782
EAAA	587,639	630,939
Total segment assets	1,231,724	1,258,721
Corporate assets	111,761	108,673
Eliminations	(172,669)	(137,299)
Total reported assets	$1,170,816	$1,230,095

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2024, 2023 and 2022 were approximately 43%, 46% and 47%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. Net sales and long-lived assets for the United States and other significant countries (that individually represent 10% or greater of consolidated totals for each year presented) are as follows:

	Fiscal Year
Net Sales to Unaffiliated Customers(1)	2024	2023	2022
	(in thousands)
United States	$744,407	$677,342	$694,299
Other foreign countries	571,251	584,156	603,620
Total net sales	$1,315,658	$1,261,498	$1,297,919

		End of Fiscal Year
Long-Lived Assets(2)		2024	2023
		(in thousands)
United States		$151,130	$146,106
Germany		60,391	66,740
Netherlands		36,350	40,455
Other foreign countries		34,503	37,839
Total long-lived assets		$282,374	$291,140
(1) Revenue attributed to geographic areas is based on the location of the customer.
(2) Long-lived assets attributed to geographic areas are based on the physical location of the asset. 2024 includes $3.1 million and $5.0 million of leased equipment, net of accumulated amortization, in the United States and foreign countries, respectively. 2023 includes $2.2 million and $5.0 million of leased equipment, net of accumulated amortization, in the United States and foreign countries, respectively.

NOTE 21 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

Amounts reclassified out of accumulated other comprehensive loss (“AOCL”), before tax, to the consolidated statements of operations for the fiscal years 2024, 2023 and 2022, are reflected in the table below:

		Fiscal Year
	Statement of Operations Location	2024	2023	2022
		(in thousands)
Loss on foreign subsidiary liquidation(1)	Other (income) expense, net	$(2,152)	$(6,221)	$—
Interest rate swap contracts loss(2)	Interest expense	—	(982)	(2,809)
Amortization of benefit plan net actuarial losses and prior service cost(3)	Other (income) expense, net	(1,499)	(800)	(1,875)
Total loss reclassified from AOCI		$(3,651)	$(8,003)	$(4,684)

(1) In 2024, the Company’s foreign subsidiary in Thailand was substantially liquidated and in 2023, the Company’s foreign subsidiaries in Russia and Brazil were substantially liquidated. The cumulative foreign currency translation losses associated with these entities were recognized in the consolidated statements of operations for the respective period. There is no tax impact for the Thailand cumulative foreign currency translation reclassification for 2024 as it is non-deductible. The tax impact for the 2023 cumulative foreign currency translation reclassification was $1.1 million.
(2) The tax impact of the interest rate swap reclassifications were $0.2 million and $0.8 million for 2023 and 2022, respectively, related to the discontinued cash flow hedges. See Note 10 entitled “Derivative Instruments” for additional information.
(3) See Note 19 entitled “Employee Benefit Plans” for the tax impact of reclassifications related to the Company’s defined benefit plans.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc.
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Interface, Inc. (the “Company”) as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, and cash flows for each of the three fiscal years in the period ended December 29, 2024, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

Goodwill and Other Intangible Assets Impairment Assessment

As described in Notes 1 and 12 of the consolidated financial statements, the Company’s consolidated goodwill balance was $99.9 million as of December 29, 2024, all allocated to the Americas reporting unit. Goodwill is tested for impairment annually and between annual tests if events or changes in circumstances indicate the asset might be impaired. If the carrying value of the Americas reporting unit exceeds its estimated fair value, the Company will recognize an impairment loss equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit. The Company estimates the fair value of the Americas reporting unit using a combination of fair values derived from an income methodology and a market comparable methodology. The Company’s consolidated Trademark and trade name intangible assets was $45.2 million as of December 29, 2024. Trademark and trade name intangible assets acquired in connection with the nora acquisition are not subject to amortization, but are tested for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible assets below their carrying amount. The Company prepared valuations of the intangible assets using the present value of cash flows under the relief from royalty method, which were compared to the carrying value of intangible assets to determine whether any impairment existed.

We identified the income approach valuation methodology used in the impairment evaluation of goodwill for the Americas reporting unit and the nora trade name and trademark intangibles as a critical audit matter due to the inherent subjectivity involved in management’s determination of (i) forecasts of revenues and (ii) the discount rate. The audit procedures to evaluate the reasonableness of these assumptions involved a high degree of auditor judgment and an increased extent of effort, including the involvement of individuals with specialized skill or knowledge.

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

•Testing management’s process used to evaluate goodwill and the nora trade name and trademark intangibles for impairment, including evaluating the reasonableness of the forecasts of future revenues by comparing forecasts of future revenues to (1) historical results and the recent trend of revenue growth rates, (2) forecasted information included in industry reports for the Company and its peer companies, (3) publicly available industry analyst projections, and (4) external communications made by the Company.

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

February 26, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc.
Atlanta, Georgia

Opinion on Internal Control over Financial Reporting

We have audited Interface, Inc.’s (the “Company’s”) internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, and cash flows for each of the three fiscal years in the period ended December 29, 2024, and the related notes and financial statement schedule listed in the accompanying index and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

February 26, 2025

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on that assessment, management concluded that, as of December 29, 2024, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B. OTHER INFORMATION

During the three months ended December 29, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Delinquent Section 16(a) Reports” and “Meetings and Committees of the Board” in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2024 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

Interface has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of Interface securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to Interface.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2024 fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2024 fiscal year, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2024 fiscal year, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2024 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following consolidated financial statements and notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

Consolidated Statements of Operations and Comprehensive Income — fiscal years ended December 29, 2024, December 31, 2023 and January 1, 2023.

Consolidated Balance Sheets — December 29, 2024 and December 31, 2023.

Consolidated Statements of Cash Flows — fiscal years ended December 29, 2024, December 31, 2023, and January 1, 2023.

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

10.17
Interface, Inc. 2020 Omnibus Stock Incentive Plan (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 28, 2020, previously filed with the Commission and incorporated herein by reference); Form of 2023 Restricted Share Unit Agreement for executive officers (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 9, 2023, previously filed with the Commission and incorporated herein by reference); and Form of 2023 Performance Share Agreement for executive officers (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 9, 2023, previously filed with the Commission and incorporated herein by reference).*

10.18
Contract of Employment of Nigel Stansfield dated August 15, 2022 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on August 19, 2022, previously filed with the Commission and incorporated herein by reference).*

10.19
Form of Severance Protection and Change in Control Agreement (as used for David B. Foshee, Bruce A. Hausmann, and James Poppens) (included as Exhibit 99.1 to the Company’s current report on Form 8-K/A filed on December 21, 2021, previously filed with the Commission and incorporated herein by reference).*

10.20
Severance Protection and Change in Control Agreement of Laurel M. Hurd dated April 18, 2022 (included as Exhibit 99.1 to the Company’s current report on Form 8-K/A filed on April 21, 2022, previously filed with the Commission and incorporated herein by reference).*

10.21
Severance Protection and Change in Control Agreement of Nigel Stansfield dated August 15, 2022 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on August 19, 2022, previously filed with the Commission and incorporated herein by reference).*

10.22
Consent Letter to Second Amended and Restated Syndicated Facility Agreement, dated as of November 23, 2023 (included as Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024, previously filed with the Commission and incorporated herein by reference).

10.23
Amended and Restated Interface, Inc. 2020 Omnibus Stock Incentive Plan, effective as of May 13, 2024 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 15, 2024, previously filed with the Commission and incorporated herein by reference).*

10.24
Nigel Stansfield Tax Equalization Agreement, dated as of October 15, 2024 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on October 21, 2024, previously filed with the Commission and incorporated herein by reference).*

16.1
Auditor Change Letter from BDO USA (included as Exhibit 16.1 to the Company’s current report on Form 8-K filed on September 9, 2024, previously filed with the Commission and incorporated herein by reference).

19.1	Insider Trading Policy (included as Exhibit 19.1 to the Company’s quarterly report on Form 10-Q filed on May 7, 2024, previously filed with the Commission and incorporated herein by reference).
21	Subsidiaries of the Company.
23	Consent of BDO USA, P.C., an Independent Registered Public Accounting Firm.
24	Power of Attorney (see signature page of this Report).
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
32.1
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

32.2
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024.

97
Interface, Inc. Clawback Policy (included as Exhibit 97 to the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024, previously filed with the Commission and incorporated herein by reference.

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended December 29, 2024, formatted in Inline XBRL.

*Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

ITEM 16. FORM 10-K SUMMARY

None.

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Expected Credit Losses
Year ended:
December 29, 2024	$2,953	$1,154	$—	$312	$3,795
December 31, 2023	3,952	(527)	—	472	2,953
January 1, 2023	4,960	(357)	—	651	3,952

(A)Includes changes in foreign currency exchange rates.

(B)Write off of bad debt and recovery of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty and Sales Allowances Reserves
Year ended:
December 29, 2024	$4,302	$855	$—	$(97)	$5,254
December 31, 2023	2,091	3,624	—	1,413	4,302
January 1, 2023	2,702	(41)	—	570	2,091

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

Date: February 26, 2025		INTERFACE, INC.

	By:	/s/ LAUREL M. HURD
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

Signature	Capacity	Date

/s/ LAUREL M. HURD	President, Chief Executive Officer and Director	February 26, 2025
Laurel M. Hurd	(Principal Executive Officer)

/s/ BRUCE A. HAUSMANN	Vice President and Chief Financial Officer	February 26, 2025
Bruce A. Hausmann	(Principal Financial Officer)

/s/ ROBERT PRIDGEN	Vice President and Chief Accounting Officer	February 26, 2025
Robert Pridgen	(Principal Accounting Officer)

/s/ DANIEL T. HENDRIX	Director	February 26, 2025
Daniel T. Hendrix

/s/ JOHN P. BURKE	Director	February 26, 2025
John P. Burke

/s/ DWIGHT GIBSON	Director	February 26, 2025
Dwight Gibson

/s/ CHRISTOPHER G. KENNEDY	Chairman of the Board	February 26, 2025
Christopher G. Kennedy

/s/ JOSEPH KEOUGH	Director	February 26, 2025
Joseph Keough

/s/ CATHERINE M. KILBANE	Director	February 26, 2025
Catherine M. Kilbane

/s/ K. DAVID KOHLER	Director	February 26, 2025
K. David Kohler

/s/ CATHERINE MARCUS	Director	February 26, 2025
Catherine Marcus

/s/ ROBERT T. O’BRIEN	Director	February 26, 2025
Robert T. O’Brien