Form 10-Q
period 2025-03-30
INTERFACE INC
filed 2025-05-06
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of May 1, 2025:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,610,658

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	MARCH 30, 2025	DECEMBER 29, 2024
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$97,757	$99,226
Accounts receivable, net	162,754	171,135
Inventories, net	281,741	260,581
Prepaid expenses and other current assets	37,185	33,355
Total current assets	579,437	564,297
Property, plant and equipment, net	283,783	282,374
Operating lease right-of-use assets	77,845	76,815
Deferred tax asset	25,033	24,624
Goodwill and intangible assets, net	152,282	148,160
Other assets	73,418	74,546

Total assets	$1,191,798	$1,170,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$82,958	$68,943
Accrued expenses	114,009	134,996
Current portion of operating lease liabilities	12,718	12,296
Current portion of long-term debt	487	482
Total current liabilities	210,172	216,717
Long-term debt	302,390	302,275
Operating lease liabilities	69,160	68,092
Deferred income taxes	32,557	31,822
Other long-term liabilities	64,452	62,762

Total liabilities	678,731	681,668

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at March 30, 2025 and December 29, 2024	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,610 and 58,304 shares issued and outstanding at March 30, 2025 and December 29, 2024, respectively	5,861	5,830
Additional paid-in capital	257,416	261,028
Retained earnings	417,802	405,441
Accumulated other comprehensive loss – foreign currency translation	(127,483)	(143,317)
Accumulated other comprehensive loss – pension liability	(40,529)	(39,834)

Total shareholders’ equity	513,067	489,148

Total liabilities and shareholders’ equity	$1,191,798	$1,170,816
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 30, 2025	MARCH 31, 2024
Net sales	$297,413	$289,743
Cost of sales	186,450	179,338
Gross profit	110,963	110,405

Selling, general and administrative expenses	87,736	85,959
Operating income	23,227	24,446

Interest expense	4,415	6,423
Other expense (income), net	1,703	(976)

Income before income tax expense	17,109	18,999
Income tax expense	4,107	4,820

Net income	$13,002	$14,179

Earnings per share – basic	$0.22	$0.24
Earnings per share – diluted	$0.22	$0.24

Common shares outstanding – basic	58,434	58,238
Common shares outstanding – diluted	59,173	58,714
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	MARCH 30, 2025	MARCH 31, 2024
Net income	$13,002	$14,179
Other comprehensive income (loss), after tax:
Foreign currency translation adjustment	15,834	(11,092)
Pension liability adjustment	(695)	458
Other comprehensive income (loss)	15,139	(10,634)

Comprehensive income	$28,141	$3,545
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	MARCH 30, 2025	MARCH 31, 2024
OPERATING ACTIVITIES:
Net income	$13,002	$14,179
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,401	9,616
Share-based compensation expense	4,145	3,915
Deferred income taxes	(837)	(678)
Other	3,070	(3,708)
Amortization of acquired intangible assets	1,255	1,297
Working capital changes:
Accounts receivable	10,675	13,837
Inventories	(16,339)	(20,477)
Prepaid expenses and other current assets	(3,438)	(2,193)
Accounts payable and accrued expenses	(9,195)	(3,169)

Cash provided by operating activities	11,739	12,619

INVESTING ACTIVITIES:
Capital expenditures	(7,467)	(4,033)
Proceeds from sale of property, plant and equipment	—	1,040
Insurance proceeds from property casualty loss	—	1,000

Cash used in investing activities	(7,467)	(1,993)

FINANCING ACTIVITIES:
Repayments of long-term debt	(122)	(34,783)
Borrowing of long-term debt	—	10,000
Tax withholding payments for share-based compensation	(7,730)	(4,271)
Dividends paid	(54)	(6)
Finance lease payments	(762)	(716)

Cash used in financing activities	(8,668)	(29,776)

Net cash used in operating, investing and financing activities	(4,396)	(19,150)
Effect of exchange rate changes on cash	2,927	(1,574)

CASH AND CASH EQUIVALENTS:
Net decrease	(1,469)	(20,724)
Balance, beginning of period	99,226	110,498

Balance, end of period	$97,757	$89,774
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
As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 29, 2024, as filed with the Commission.
The financial information included in this report has been prepared by the Company. In the opinion of management, the financial information included in this report contains all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature unless otherwise disclosed. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 29, 2024, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).
The three-month periods ended March 30, 2025 and March 31, 2024 both include 13 weeks.
Risks and Uncertainties
Global economic challenges including but not limited to the potential impacts of government-imposed tariffs and retaliatory tariffs, inflation, supply chain disruptions, the Russia-Ukraine war and the conflicts in the Middle East, and slow market conditions in certain parts of the globe could cause economic uncertainty and volatility. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein. These uncertainties could result in a future material adverse effect to the amounts reported within the Company’s consolidated condensed financial statements if actual results differ from these estimates.
Reclassifications
Certain reclassifications to prior year information have been made in the consolidated condensed statements of cash flows to conform to the current period presentation. The previously reported line item “deferred income taxes and other” was separated into two line items in the current period presentation of the consolidated condensed statements of cash flows to provide additional information. These reclassifications had no effect on cash provided by operating activities as previously reported.
Recently Issued Accounting Pronouncements – Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement Reporting - Comprehensive Income - Expense Disaggregation (Topic 220-40)”. This ASU requires public entities to provide additional footnote disclosures to disaggregate the cost and expense line items presented in the income statement into specific categories including (a) purchases of inventory; (b) employee compensation; (c) depreciation; and (d) intangible asset amortization. The ASU also requires qualitative disclosure of other relevant expense categories not separately disclosed, the total amount of selling expenses, and the definition of selling expenses in annual reporting periods. The new guidance in ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU to its consolidated financial statements.
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

NOTE 2 – REVENUE RECOGNITION
The Company generates revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material, and from the installation of carpet and other flooring-related material. A summary of these revenue streams, as a percentage of net sales, for the three months ended March 30, 2025 and March 31, 2024 is as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Revenue from the sale of flooring material	98%	99%
Revenue from installation of flooring material	2%	1%
Disaggregation of Revenue
For the three months ended March 30, 2025 and March 31, 2024, revenue from the Company’s customers is broken down by geography as follows:

	Three Months Ended
Geography	March 30, 2025	March 31, 2024
Americas	60.5%	58.6%
Europe	29.7%	31.6%
Asia-Pacific	9.8%	9.8%
Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 10 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	March 30, 2025	December 29, 2024
	(in thousands)
Finished goods	$207,419	$192,705
Work-in-process	21,182	18,552
Raw materials	53,140	49,324
Inventories, net	$281,741	$260,581

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

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands, except per share data)
Numerator:
Net income(1)	$13,002	$14,179

Denominator:
Weighted average shares outstanding	58,325	57,623
Participating securities	109	615
Shares for basic EPS	58,434	58,238
Dilutive effect of non-participating securities	739	476
Shares for diluted EPS	59,173	58,714

Basic EPS	$0.22	$0.24
Diluted EPS	$0.22	$0.24
(1) Including income attributable to participating securities, which was not material for the three months ended March 30, 2025 and was $0.2 million for the three months ended March 31, 2024.
For the three months ended March 30, 2025, there were no securities excluded from the computation of diluted EPS that would have been antidilutive. For the three months ended March 31, 2024, 1,049,405 non-participating securities (restricted share units and performance shares) were excluded from the computation of diluted EPS as these securities would have been antidilutive for the period.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	March 30, 2025		December 29, 2024
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility(2):
Term loan borrowings	$5,505	5.40%	$5,564	5.62%
5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	305,505		305,564
Less: Unamortized debt issuance costs	(2,628)		(2,807)

Total debt, net	302,877		302,757
Less: Current portion of long-term debt	(487)		(482)

Total long-term debt, net	$302,390		$302,275
(1) Represents the weighted average rate of interest for borrowings under the Syndicated Credit Facility and the stated rate of interest for the 5.50% Senior Notes due 2028, without the effect of debt issuance costs.
(2) The Syndicated Credit Facility also includes a multicurrency revolving loan facility up to $300.0 million. There were no revolving loan borrowings outstanding as of March 30, 2025 or December 29, 2024.
Syndicated Credit Facility
The Company’s Syndicated Credit Facility (the “Facility”) provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving credit facility. Interest on base rate loans is charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on secured overnight financing rate based (“SOFR”) and alternative currency loans is charged at varying rates computed by applying a margin over the applicable SOFR rate or alternative currency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.
Fees for commercial letters of credit are computed as a percentage of the amount available to be drawn under such letters of credit. Fees for standby letters of credit are charged at varying rates computed by applying a margin of the amount available to be drawn under such standby letters of credit, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. As of March 30, 2025 and December 29, 2024, the Company had $0.5 million and $0.7 million, respectively, in letters of credit outstanding under the Facility.
Under the Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which are due on the last day of the calendar quarter.
The Company is in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.
Senior Notes due 2028
The 5.50% Senior Notes due 2028 (the “Senior Notes”) bear an interest rate at 5.50% per annum and mature on December 1, 2028. Interest is paid semi-annually on June 1 and December 1 of each year. The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under the Facility.
The Company is in compliance with all covenants under the indenture governing the Senior Notes and anticipates that it will remain in compliance with the covenants for the foreseeable future.

NOTE 6 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three months ended March 30, 2025 and March 31, 2024:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	TOTAL
	(in thousands, except per share data)
Balance, at December 29, 2024	58,304	$5,830	$261,028	$405,441	$(39,834)	$(143,317)	$489,148
Net income	—	—	—	13,002	—	—	13,002
Issuances of stock related to restricted share units and performance shares	658	66	(66)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(641)	—	—	(641)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(352)	(35)	(3,546)	—	—	—	(3,581)
Pension liability adjustment	—	—	—	—	(695)	—	(695)
Foreign currency translation adjustment	—	—	—	—	—	15,834	15,834
Balance, at March 30, 2025	58,610	$5,861	$257,416	$417,802	$(40,529)	$(127,483)	$513,067

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	TOTAL
	(in thousands, except per share data)
Balance, at December 31, 2023	58,112	$5,811	$252,909	$320,833	$(34,016)	$(119,590)	$425,947
Net income	—	—	—	14,179	—	—	14,179
Issuances of stock related to restricted share units and performance shares	472	47	(47)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	(589)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(311)	(31)	(324)	—	—	—	(355)
Pension liability adjustment	—	—	—	—	458	—	458
Foreign currency translation adjustment	—	—	—	—	—	(11,092)	(11,092)
Balance, at March 31, 2024	58,273	$5,827	$252,538	$334,423	$(33,558)	$(130,682)	$428,548

The Company has share-based employee compensation plans, which are described more fully in Note 14 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Restricted Stock Awards
Compensation expense related to restricted stock grants was $0.3 million and $0.9 million for the three months ended March 30, 2025 and March 31, 2024, respectively. The Company has reduced its expense for any restricted stock forfeited during the period.
The following table summarizes restricted stock outstanding as of March 30, 2025, as well as activity during the three months then ended:

	Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2024	242,300	$13.92
Granted	—	—
Vested	(184,000)	13.19
Forfeited or canceled	—	—
Outstanding at March 30, 2025	58,300	$16.22
As of March 30, 2025, the unrecognized total compensation cost related to unvested restricted stock was $0.1 million. That cost is expected to be recognized during the second quarter of 2025.
Restricted Share Unit Awards
Compensation expense related to the restricted share units was $1.8 million and $0.9 million for the three months ended March 30, 2025 and March 31, 2024, respectively. The Company has reduced its expense for any restricted share units forfeited during the period.
The following table summarizes restricted share units outstanding as of March 30, 2025, as well as activity during the three months then ended:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2024	823,300	$11.76
Granted	247,200	21.46
Vested	(283,100)	11.95
Forfeited or canceled	(900)	10.80
Outstanding at March 30, 2025	786,500	$14.75
As of March 30, 2025, the unrecognized total compensation cost related to unvested restricted share units was $9.5 million. That cost is expected to be recognized by the first quarter of 2028.

Performance Share Awards
The following table summarizes the performance shares outstanding as of March 30, 2025, as well as the activity during the three months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2024	1,171,700	$12.23
Granted	300,700	19.96
Vested	(375,500)	12.99
Forfeited or canceled	(2,000)	12.20
Outstanding at March 30, 2025	1,094,900	$14.09
Compensation expense related to the performance shares was $2.0 million and $2.1 million for the three months ended March 30, 2025 and March 31, 2024, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $11.2 million as of March 30, 2025. The amount and timing of future compensation expense will depend on the performance of the Company. The compensation expense related to these outstanding performance shares is expected to be recognized by the first quarter of 2028.
The tax benefit recognized with respect to restricted stock, restricted share units and performance shares was approximately $0.4 million for the three months ended March 30, 2025.

NOTE 7 – LEASES
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of March 30, 2025 and December 29, 2024:

	March 30, 2025		December 29, 2024
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$77,845		$76,815

Current portion of operating lease liabilities	$12,718		$12,296
Operating lease liabilities	69,160		68,092
Total operating lease liabilities	$81,878		$80,388

Property, plant and equipment, net		$8,034		$8,079

Accrued expenses		$2,658		$2,657
Other long-term liabilities		5,757		5,797
Total finance lease liabilities		$8,415		$8,454
As of March 30, 2025, there were no significant leases that had not commenced.
Lease Costs

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$848	$776
Interest on lease liabilities	137	99
Operating lease cost	4,993	4,989
Short-term lease cost	171	197
Variable lease cost	773	690
Total lease cost	$6,922	$6,751

Other Supplemental Information

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$131	$96
Operating cash flows from operating leases	4,437	4,097
Financing cash flows from finance leases	762	716
Right-of-use assets obtained in exchange for new finance lease liabilities	548	390
Right-of-use assets obtained in exchange for new operating lease liabilities	2,929	265
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of March 30, 2025 and December 29, 2024:

	March 30, 2025	December 29, 2024
Weighted-average remaining lease term – finance leases (in years)	3.61	3.61
Weighted-average remaining lease term – operating leases (in years)	7.57	7.68
Weighted-average discount rate – finance leases	6.54%	6.44%
Weighted-average discount rate – operating leases	6.41%	6.39%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2025 (excluding the three months ended March 30, 2025)	$13,018	$2,379
2026	17,593	2,784
2027	14,658	2,159
2028	11,669	1,267
2029	10,060	607
Thereafter	37,213	276
Total future minimum lease payments (undiscounted)	104,211	9,472
Less: Present value discount	(22,333)	(1,057)
Total lease liabilities	$81,878	$8,415

NOTE 8 – EMPLOYEE BENEFIT PLANS
The Company has defined benefit and multi-employer pension plans, which are described more fully in Note 19 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
During the three-month periods ended March 30, 2025 and March 31, 2024, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.7 million for both periods, respectively.
The following tables provide the components of net periodic benefit cost for the three months ended March 30, 2025 and March 31, 2024:

	Three Months Ended
Defined Benefit Retirement Plans (Europe)	March 30, 2025	March 31, 2024
	(in thousands)
Interest cost	$1,813	$1,710
Expected return on plan assets	(1,938)	(1,966)
Amortization of prior service cost	44	45
Amortization of net actuarial losses	375	269
Net periodic benefit cost	$294	$58

	Three Months Ended
Salary Continuation Plan	March 30, 2025	March 31, 2024
	(in thousands)
Interest cost	$275	$266
Amortization of net actuarial losses	47	60
Net periodic benefit cost	$322	$326

	Three Months Ended
nora Defined Benefit Plan	March 30, 2025	March 31, 2024
	(in thousands)
Service cost	$103	$126
Interest cost	253	264
Amortization of net actuarial gains	(82)	—
Net periodic benefit cost	$274	$390
The service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense (income), net, in the consolidated condensed statements of operations.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The ending balance and the change in the carrying amount of goodwill for the three months ended March 30, 2025 is as follows:

Goodwill(1)
(in thousands)
Balance, at December 29, 2024	$99,887
Foreign currency translation(2)	3,656
Balance, at March 30, 2025	$103,543
(1) The goodwill balance is allocated entirely to the AMS reportable segment.
(2) A portion of the goodwill balance is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.
The net carrying value of intangible assets other than goodwill was $48.7 million and $48.3 million at March 30, 2025 and December 29, 2024, respectively.

NOTE 10 – SEGMENT INFORMATION
The Company determines that an operating segment exists if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has operating results that are regularly reviewed by the chief operating decision maker (“CODM”), and (iii) has discrete financial information. Additionally, accounting standards require the utilization of a “management approach” to report the financial results of operating segments, which is based on information used by the CODM to assess performance and make operating and resource allocation decisions. The Company determined that it has two operating segments organized by geographical area – namely (a) Americas (“AMS”) and (b) Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment includes the United States, Canada and Latin America geographic areas.
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment operating income (“AOI”). The CODM uses AOI to evaluate segment operating results compared to expectations. AOI is also used by the CODM to develop variable compensation targets and make capital spend decisions. AOI excludes: nora purchase accounting amortization; restructuring, asset impairment, severance, and other, net, and the impact of a cyber event. Intersegment revenues for the three months ended March 30, 2025 and March 31, 2024 were $28.0 million and $16.8 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
The following table outlines information by reportable segment including net sales, significant segment expenses, and AOI. The table also includes a reconciliation to income before taxes for the three months ended March 30, 2025 and March 31, 2024.

	Three Months Ended
	March 30, 2025			March 31, 2024
	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL
	(in thousands)
Net sales	$179,937	$117,476	$297,413	$169,915	$119,828	$289,743

Less: significant segment expenses (1)
Adjusted cost of sales (2)	108,527	76,668		101,605	76,435
Adjusted selling, general, & administrative expenses(3)	51,547	35,217		50,230	35,948
Segment AOI	19,863	5,591	25,454	18,080	7,445	25,525
Reconciliation of AOI to income before taxes
Restructuring, severance, asset impairment and other, net			973			198
Purchasing accounting amortization			1,255			1,297
Cyber event impact			—			(416)
Interest expense			4,415			6,423
Other expense (income), net			1,703			(976)
Income before taxes			$17,109			$18,999
(1) Significant segment expense categories and amounts align with segment level information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include allocation of corporate overhead and global support costs. Intersegment expenses are excluded.
(2) Adjusted cost of sales excludes purchase accounting amortization.
(3) Adjusted selling, general, and administrative expenses exclude restructuring, asset impairment, severance, and other, net and the impact of a cyber event.

Segment depreciation and amortization for the three months ended March 30, 2025 and March 31, 2024 is presented as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands)

Depreciation and amortization
AMS	$4,587	$4,353
EAAA	4,814	5,263
Total depreciation and amortization	$9,401	$9,616

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	March 30, 2025	December 29, 2024
	(in thousands)
Assets
AMS	$546,021	$644,085
EAAA	617,445	587,639
Total segment assets	1,163,466	1,231,724
Corporate assets	101,208	111,761
Eliminations	(72,876)	(172,669)
Total reported assets	$1,191,798	$1,170,816

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three months ended March 30, 2025 and March 31, 2024 is presented in the following table:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands)
Cash paid for interest	$169	$2,099
Cash paid for income taxes, net of refunds	5,756	7,161
See Note 7 entitled “Leases” for additional supplemental disclosures related to finance and operating leases.
Non-Cash Financing Activities
On March 11, 2025, the Company declared cash dividends on its common stock of $0.6 million, which were paid during the second quarter of 2025 to shareholders of record as of March 28, 2025. At March 30, 2025, the dividends were recorded within accrued expenses in the consolidated condensed balance sheet.

NOTE 12 – INCOME TAXES
The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate (“AETR”) and records any changes affecting the estimated AETR in the interim period in which the change occurs, including discrete tax items.
During the three months ended March 30, 2025, the Company recorded a total income tax provision of $4.1 million on pre-tax income of $17.1 million resulting in an effective tax rate of 24.0%, as compared to a total income tax provision of $4.8 million on pre-tax income of $19.0 million resulting in an effective tax rate of 25.4% during the three months ended March 31, 2024. The decrease in the effective tax rate for the three months ended March 30, 2025 as compared to the three months ended March 31, 2024, was primarily due to an increase in tax benefits related to share-based compensation. This favorable change was partially offset by an unfavorable change related to the cash surrender value of Company-owned life insurance.
On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. For fiscal year 2025, we expect to meet the Transitional Country-by-Country (CbCR) Safe Harbor rules for most if not all jurisdictions and do not expect these provisions to have a material impact on the Company’s financial statements. We will continue to closely monitor ongoing developments and evaluate any potential impact on future periods.
In the first three months of 2025, the Company increased its liability for unrecognized tax benefits by $0.3 million. As of March 30, 2025, the Company had accrued approximately $5.1 million for unrecognized tax benefits. The Company’s deferred tax asset as of March 30, 2025 reflects a reduction for $2.6 million of these unrecognized tax benefits.
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

NOTE 13 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCL”), before tax, to the consolidated condensed statements of operations during the three months ended March 30, 2025 and March 31, 2024 are reflected in the table below:

		Three Months Ended
	Statement of Operations Location	March 30, 2025	March 31, 2024
		(in thousands)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense (income), net	$(384)	$(374)
Total loss reclassified from AOCL		$(384)	$(374)

NOTE 14 – COMMITMENTS AND CONTINGENCIES
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. See disclosure under the heading “Lawsuit by Former CEO in Connection with Termination” set forth in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024. There have been no material changes since December 29, 2024.

NOTE 15 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying values and estimated fair values, including the level within the fair value hierarchy, of certain financial instruments:

	March 30, 2025			December 29, 2024
	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)
	(in thousands)
Assets:
Company-owned life insurance	$22,948	$—	$22,948	$22,911	$—	$22,911
Deferred compensation investments	28,476	7,263	21,213	30,521	8,697	21,824

Liabilities(1):
Borrowings under Syndicated Credit Facility(2)	5,505	—	5,505	5,564	—	5,564
5.50% Senior Notes due 2028(3)	300,000	—	292,140	300,000	—	294,738

(1) Carrying values are presented gross, excluding the impact of unamortized debt issuance costs and including amounts presented as current liabilities on the consolidated balance sheets.
(2) The carrying value of borrowings under the Facility approximates fair value as the Facility bears variable interest rates that are similar to existing market rates. The fair value of borrowings under the Facility is estimated using observable market rates.
(3) Unamortized debt issuance costs associated with the Senior Notes, recorded as a reduction of long-term debt in the consolidated balance sheets, were $2.6 million and $2.8 million as of March 30, 2025 and December 29, 2024, respectively. Fair value of the Senior Notes is derived using quoted prices for similar instruments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended March 30, 2025, or as of, March 30, 2025, and the comparable periods of 2024, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The three-month periods ended March 30, 2025 and March 31, 2024 both include 13 weeks.
Forward-Looking Statements
This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with the economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024, as supplemented in Part II, Item 1A of this report. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Executive Overview
During the quarter ended March 30, 2025, we had consolidated net sales of $297.4 million, up 2.6% compared to $289.7 million in the first quarter last year, primarily due to higher sales volume — particularly in the education, healthcare, and retail market segments. Fluctuations in currency exchange rates negatively impacted net sales during the first quarter of 2025, as discussed below. Consolidated operating income was $23.2 million for the first quarter of 2025, compared to $24.4 million in the first quarter last year, primarily due to lower gross profit margin as a result of higher manufacturing costs in EAAA and higher freight costs, partially offset by higher pricing. Consolidated net income for the quarter ended March 30, 2025, was $13.0 million or $0.22 per diluted share, compared to consolidated net income of $14.2 million or $0.24 per diluted share, in the first quarter last year.
Impact of Macroeconomic Trends
Disruptions in economic markets due to the potential impact of government-imposed tariffs and retaliatory tariffs, fluctuating freight costs, supply chain challenges and disruptions, significant pressures in the commercial office market globally, inflation, slow market conditions in certain parts of the globe, the Russia-Ukraine war and the conflict in the Middle East, all pose challenges which may adversely affect our future performance. We plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month periods ended March 30, 2025 and March 31, 2024:

	Three Months Ended
	March 30, 2025	March 31, 2024
Net sales	100.0%	100.0%
Cost of sales	62.7	61.9
Gross profit	37.3	38.1
Selling, general and administrative expenses	29.5	29.7
Operating income	7.8	8.4
Interest/Other expense, net	2.0	1.9
Income before income tax expense	5.8	6.5
Income tax expense	1.4	1.7
Net income	4.4%	4.8%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month periods ended March 30, 2025, and March 31, 2024:

	Three Months Ended		Percentage Change
	March 30, 2025	March 31, 2024
	(in thousands)
Consolidated net sales	$297,413	$289,743	2.6%
For the quarter ended March 30, 2025, consolidated net sales increased $7.7 million (2.6%) versus the comparable period in 2024, primarily due to higher sales volumes (approximately 3%). Currency fluctuations had a negative impact on net sales of approximately $4.3 million (1.5%) for the first quarter of 2025, compared to the same period last year, primarily due to the weakening of the Euro, Australian dollar, and Canadian dollar against the U.S. dollar. On a market segment basis, the sales increase was primarily in the education, retail, and healthcare market segments partially offset by lower sales in the corporate office market segment.
Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month periods ended March 30, 2025, and March 31, 2024:

	Three Months Ended		Percentage Change
	March 30, 2025	March 31, 2024
	(in thousands)
Consolidated cost of sales	$186,450	$179,338	4.0%
Consolidated selling, general and administrative expenses	87,736	85,959	2.1%
Consolidated Cost of Sales
For the quarter ended March 30, 2025, consolidated cost of sales increased $7.1 million (4.0%) compared to the first quarter of 2024, primarily due to higher sales and higher manufacturing and freight costs due to inflation. Currency fluctuations had a positive impact on consolidated cost of sales for the first quarter of 2025, and partially reduced our costs by approximately $2.9 million (1.6%) compared to the same period last year. As a percentage of net sales, our cost of sales increased to 62.7% for the first quarter of 2025 versus 61.9% for the first quarter of 2024.

Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended March 30, 2025, consolidated SG&A expenses increased $1.8 million (2.1%) versus the comparable period in 2024. Currency translation had no material impact on consolidated SG&A expenses in the first quarter of 2025 compared to the same period last year. SG&A expenses were higher for the first quarter of 2025 primarily due to higher commissions as a result of higher sales compared to the same period last year. As a percentage of net sales, SG&A expenses decreased to 29.5% for the first quarter of 2025 versus 29.7% for the first quarter of 2024.
Consolidated Gross Profit
For the quarter ended March 30, 2025, consolidated gross profit, as a percentage of net sales, was 37.3% compared with 38.1% in the same period last year. The decrease in consolidated gross profit percentage was primarily due to higher costs (approximately 1%) driven by higher manufacturing costs in EAAA and higher freight costs, partially offset by higher pricing (approximately 0.4%).
Interest Expense
During the quarter ended March 30, 2025, interest expense was $4.4 million, a decrease of $2.0 million from the comparable period in 2024, primarily due to lower outstanding term loan borrowings under the Facility.

Segment Operating Results
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month periods ended March 30, 2025, and March 31, 2024:

	Three Months Ended		Percentage Change
	March 30, 2025	March 31, 2024
	(in thousands)
AMS segment net sales	$179,937	$169,915	5.9%
AMS segment AOI(1)	19,863	18,080	9.9%
(1) Includes allocation of corporate and global support SG&A expenses. Excludes restructuring, asset impairment, severance, and other, net and the impact of a cyber event. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the first quarter of 2025, net sales in AMS increased 5.9% versus the comparable period in 2024 primarily due to higher sales volumes. On a market segment basis, the AMS sales increase was primarily in the education, retail, and healthcare market segments partially offset by a decrease in the corporate office market segment.
AOI in AMS increased 9.9% during the first quarter of 2025 compared to the prior year period primarily due to higher sales. As a percentage of net sales, AOI increased to 11.0% during the first quarter of 2025 compared to 10.6% in the same period last year.
EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month periods ended March 30, 2025, and March 31, 2024:

	Three Months Ended		Percentage Change
	March 30, 2025	March 31, 2024
	(in thousands)
EAAA segment net sales	$117,476	$119,828	(2.0)%
EAAA segment AOI(1)	5,591	7,445	(24.9)%
(1) Includes allocation of corporate and global support SG&A expenses. Excludes purchase accounting amortization, restructuring, asset impairment, severance and other, net, and the impact of a cyber event. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the first quarter of 2025, net sales in EAAA decreased 2.0% versus the comparable period in 2024, primarily due to unfavorable currency fluctuations of approximately $3.6 million (3.0%) from the weakening of the Euro and Australian dollar against the U.S. dollar. On a market segment basis, the EAAA sales decrease was most significant in the corporate office market segment.
AOI in EAAA decreased 24.9% during the first quarter of 2025 versus the comparable period in 2024, primarily due to lower sales and lower gross profit margin as a result of higher manufacturing costs and higher freight costs. As a percentage of net sales, AOI decreased to 4.8% during the first quarter of 2025 compared to 6.2% in the same period last year.

Financial Condition, Liquidity and Capital Resources
General
At March 30, 2025, the Company had $97.8 million in cash. At that date, the Company had $5.5 million in term loan borrowings, no revolving loan borrowings, and $0.5 million in letters of credit outstanding under our Facility, and we had $300.0 million of Senior Notes outstanding. As of March 30, 2025, we had additional borrowing capacity of $299.5 million under the Facility. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $129 million and $133 million for the three-month periods ended March 30, 2025 and March 31, 2024, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $105 million and $102 million as of March 30, 2025 and December 29, 2024, respectively.
Balance Sheet
Accounts receivable, net, were $162.8 million at March 30, 2025, compared to $171.1 million at December 29, 2024. The decrease of $8.3 million was primarily due to customer collections in the first quarter of 2025.
Inventories, net, were $281.7 million at March 30, 2025, compared to $260.6 million at December 29, 2024. The increase of $21.1 million was primarily due to finished goods inventory build attributable to expected higher customer demand in the remainder of 2025.
Analysis of Cash Flows
The following table presents a summary of cash flows for the three-month periods ended March 30, 2025 and March 31, 2024, respectively:

	Three Months Ended
	March 30, 2025	March 31, 2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$11,739	$12,619
Investing activities	(7,467)	(1,993)
Financing activities	(8,668)	(29,776)
Effect of exchange rate changes on cash	2,927	(1,574)
Net change in cash and cash equivalents	(1,469)	(20,724)
Cash and cash equivalents at beginning of period	99,226	110,498
Cash and cash equivalents at end of period	$97,757	$89,774

Cash provided by operating activities was $11.7 million for the three months ended March 30, 2025, which represents a decrease of $0.9 million from the prior year comparable period. The decrease was primarily due to changes in working capital during the first three months of 2025 compared with the first three months of 2024.
Cash used in investing activities was $7.5 million for the three months ended March 30, 2025, which represents an increase of $5.5 million from the prior year comparable period, primarily attributable to a greater capital investment in manufacturing automation and robotics solutions during the three months ended March 30, 2025.
Cash used in financing activities was $8.7 million for the three months ended March 30, 2025, which represents a decrease of $21.1 million from the prior year comparable period. The year-over-year decrease was primarily due to lower outstanding borrowings under the credit facility resulting in lower repayments during the three months ended March 30, 2025.
Outlook
We anticipate a strong second quarter amid increased global macro-economic uncertainty. We anticipate revenue growth in the second quarter of fiscal year 2025 compared with the first quarter of 2025. We expect that tariffs will impact our results during the third quarter of 2025, and we expect to offset this impact through incremental pricing and productivity initiatives.

Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including raw material availability and cost, and demand for our products.
Backlog
As of April 20, 2025, the consolidated backlog of unshipped orders was approximately $255.4 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, backlog was approximately $223.4 million as of February 2, 2025. Disruptions in supply and distribution chains have resulted in delays of construction projects and flooring installations in many regions worldwide, which also have caused, and may continue to cause, fluctuations in our backlog.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the three months ended March 30, 2025, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
Because the debt outstanding under our Facility has variable interest rates based on an underlying prime lending rate, SOFR, or other benchmark rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate, SOFR, or other benchmark rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2024.
As of March 30, 2025, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $9.4 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $8.2 million.
As of March 30, 2025, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a respective decrease or increase in the net fair value of our financial instruments of $13.0 million. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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
No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures, however, are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. See Note 14 of Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, as well as the following new risk factor which updates the risk factors set forth in our Annual Report:
Changes in foreign trade policies and tariffs may adversely impact our business, financial condition, and results of operations.

Recent changes in U.S. and international trade policies, including the implementation of tariffs, retaliatory tariffs, and other trade barriers, have created significant uncertainty and volatility in the global markets. The U.S. government has implemented substantial changes to trade policies, including increased tariffs on imports from various countries. These actions have affected and may continue to affect the cost of certain products we import into the U.S. They may also increase the risk of overall inflation, slower macro-economic activity, and they may temporarily delay or permanently stall when our customers decide to purchase our products.

We are particularly vulnerable to these trade policy changes as we source our luxury vinyl tile (LVT) products from a third-party manufacturer in South Korea and manufacture all our rubber flooring in Germany. The import of these goods into the U.S. represents our primary exposure to recently implemented and potential future tariffs. Increased tariffs on these imports could significantly increase our cost of goods sold, potentially requiring us to raise prices, which could decrease customer demand for our products, or reduce our profit margins if we are unable to fully pass these increased costs to our customers.

Various countries have announced or implemented retaliatory measures in response to U.S. trade actions, which could further complicate our international operations and supply chain. For example, the carpet tile we sell in Canada typically is manufactured at our plant in the U.S., and therefore may be subject to tariffs implemented by Canada on imports from the U.S. The current situation remains dynamic, and it is unknown if the U.S. and its trade partners will reach agreements to pause or eliminate currently enacted, pending, and threatened tariffs.

These trade policy changes and resulting uncertainty may lead to:
•Increased costs for our imported LVT and rubber flooring products
•Supply chain disruptions or delays in product availability
•Reduced demand for our products
•Increased competitive and consumer demand pressures, particularly if we increase prices to offset higher costs
•Competitive disadvantages if our competitors face different tariff structures
•Currency exchange rate fluctuations that further impact our costs and margins

While we are assessing options and taking actions to mitigate potential impacts, our ability to do so may be limited by operational and supply chain constraints, especially in the short term. The ultimate effect of these tariffs will depend on their magnitude, duration, how they affect consumer sentiment and behavior, how they affect the overall global macro environment, as well as which countries are implicated. These factors could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended March 30, 2025:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 30 – January 26, 2025(3)	138,136	$23.70	—	$82,828,595
January 27 – February 23, 2025	—	—	—	82,858,595
February 24 – March 30, 2025(3)	213,865	20.81	—	82,828,595
Total	352,001	$21.94	—
(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2025, which commenced December 30, 2024 and ended March 30, 2025.
(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date. There were no shares repurchased pursuant to this program during the Company’s fiscal first quarter of 2025.
(3) Comprised of shares received by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 6, 2025	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)