Form 10-Q
period 2025-06-29
INTERFACE INC
filed 2025-08-05
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 29, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of July 31, 2025:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,361,516

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	JUNE 29, 2025	DECEMBER 29, 2024
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$121,701	$99,226
Accounts receivable, net	194,251	171,135
Inventories, net	288,165	260,581
Prepaid expenses and other current assets	38,969	33,355
Total current assets	643,086	564,297
Property, plant and equipment, net	291,839	282,374
Operating lease right-of-use assets	80,619	76,815
Deferred tax assets	25,414	24,624
Goodwill and intangible assets, net	162,770	148,160
Other assets	74,494	74,546

Total assets	$1,278,222	$1,170,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$86,621	$68,943
Accrued expenses	122,850	134,996
Current portion of operating lease liabilities	13,571	12,296
Current portion of long-term debt	506	482
Total current liabilities	223,548	216,717
Long-term debt	303,943	302,275
Operating lease liabilities	71,541	68,092
Deferred income taxes	36,589	31,822
Other long-term liabilities	67,576	62,762

Total liabilities	703,197	681,668

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at June 29, 2025 and December 29, 2024	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,393 and 58,304 shares issued and outstanding at June 29, 2025 and December 29, 2024, respectively	5,839	5,830
Additional paid-in capital	255,758	261,028
Retained earnings	449,777	405,441
Accumulated other comprehensive loss – foreign currency translation	(94,038)	(143,317)
Accumulated other comprehensive loss – pension liability	(42,311)	(39,834)

Total shareholders’ equity	575,025	489,148

Total liabilities and shareholders’ equity	$1,278,222	$1,170,816
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Net sales	$375,522	$346,635	$672,935	$636,378
Cost of sales	227,545	224,022	413,995	403,360
Gross profit	147,977	122,613	258,940	233,018

Selling, general and administrative expenses	95,930	84,462	183,666	170,421
Operating income	52,047	38,151	75,274	62,597

Interest expense	4,443	6,173	8,858	12,596
Other expense (income), net	3,411	832	5,114	(144)

Income before income tax expense	44,193	31,146	61,302	50,145
Income tax expense	11,632	8,588	15,739	13,408

Net income	$32,561	$22,558	$45,563	$36,737

Earnings per share – basic	$0.56	$0.39	$0.78	$0.63
Earnings per share – diluted	$0.55	$0.38	$0.77	$0.63

Common shares outstanding – basic	58,555	58,281	58,495	58,260
Common shares outstanding – diluted	59,073	58,692	59,123	58,703
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 29, 2025	JUNE 30, 2024	JUNE 29, 2025	JUNE 30, 2024
Net income	$32,561	$22,558	$45,563	$36,737
Other comprehensive income (loss), after tax:
Foreign currency translation adjustment	33,445	(2,022)	49,279	(13,114)
Pension liability adjustment	(1,782)	534	(2,477)	992
Other comprehensive income (loss)	31,663	(1,488)	46,802	(12,122)

Comprehensive income	$64,224	$21,070	$92,365	$24,615
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	SIX MONTHS ENDED
	JUNE 29, 2025	JUNE 30, 2024
OPERATING ACTIVITIES:
Net income	$45,563	$36,737
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,230	19,344
Share-based compensation expense	6,917	6,531
Deferred income taxes	254	(1,039)
Other	1,111	(3,766)
Amortization of acquired intangible assets	2,606	2,584
Working capital changes:
Accounts receivable	(14,739)	(18,907)
Inventories	(12,101)	(5,661)
Prepaid expenses and other current assets	(4,408)	(6,332)
Accounts payable and accrued expenses	(2,566)	4,667

Cash provided by operating activities	41,867	34,158

INVESTING ACTIVITIES:
Capital expenditures	(14,821)	(13,607)
Proceeds from sale of property, plant and equipment	—	1,040
Insurance proceeds from property casualty loss	—	1,000

Cash used in investing activities	(14,821)	(11,567)

FINANCING ACTIVITIES:
Repayments of long-term debt	(253)	(46,930)
Borrowing of long-term debt	1,306	17,334
Repurchase of common stock	(4,286)	—
Tax withholding payments for share-based compensation	(7,736)	(4,754)
Dividends paid	(1,227)	(1,173)
Finance lease payments	(1,544)	(1,437)

Cash used in financing activities	(13,740)	(36,960)

Net cash provided by / (used in) operating, investing and financing activities	13,306	(14,369)
Effect of exchange rate changes on cash	9,169	(1,942)

CASH AND CASH EQUIVALENTS:
Net increase / (decrease)	22,475	(16,311)
Balance, beginning of period	99,226	110,498

Balance, end of period	$121,701	$94,187
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
In the opinion of management, the unaudited financial information prepared by the Company and included in this report contains all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature unless otherwise disclosed. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 29, 2024, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).
The six-month periods ended June 29, 2025 and June 30, 2024 both include 26 weeks. The three-month periods ended June 29, 2025 and June 30, 2024 both include 13 weeks.
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
Recently Issued Accounting Pronouncements – Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement Reporting - Comprehensive Income - Expense Disaggregation (Topic 220-40)”. This ASU requires public entities to provide additional footnote disclosures to disaggregate the cost and expense line items presented in the income statement into specific categories including (a) purchases of inventory; (b) employee compensation; (c) depreciation; and (d) intangible asset amortization. The ASU also requires qualitative disclosure of other relevant expense categories not separately disclosed, the total amount of selling expenses, and the definition of selling expenses in annual reporting periods. The new guidance in ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU to its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires public entities on an annual basis to disclose a rate reconciliation with explicit categories, as outlined in the ASU, and requires additional disclosures for reconciling items that meet certain quantitative thresholds. Other disclosures include disaggregation of income taxes paid, pre-tax income, and income tax expense. The new guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis, however retrospective application is permitted. We are currently assessing the updated guidance; however, it is not expected to have a material impact to our consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION
The Company generates revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material, and from the installation of carpet and other flooring-related material. For the three and six months ended June 29, 2025 and June 30, 2024 revenue from sales of flooring material was 98% of total revenue. The remaining 2% of revenue was generated from the installation of flooring material for both three month and six month periods ended June 29, 2025 and June 30, 2024.
Disaggregation of Revenue
For the three and six months ended June 29, 2025 and June 30, 2024, revenue from the Company’s customers is broken down by geography as follows:

	Three Months Ended		Six Months Ended
Geography	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Americas	63.8%	62.0%	62.3%	60.5%
Europe	27.2	27.6	28.3	29.4
Asia-Pacific	9.0	10.4	9.4	10.1
Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 10 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	June 29, 2025	December 29, 2024
	(in thousands)
Finished goods	$210,910	$192,705
Work-in-process	21,243	18,552
Raw materials	56,012	49,324
Inventories, net	$288,165	$260,581

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
The Company includes all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding for basic EPS as these awards are considered participating securities. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock and are considered participating securities. As a result, the Company includes all outstanding restricted stock awards during the period in the calculation of basic and diluted EPS. Any unvested share-based awards considered non-participating securities (restricted share units and performance shares) are included in diluted EPS calculations when the inclusion of these shares would be dilutive. The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands, except per share data)
Numerator:
Net income (1)	$32,561	$22,558	$45,563	$36,737

Denominator:
Weighted average shares outstanding	58,526	58,001	58,426	57,812
Participating securities	29	280	69	448
Shares for basic EPS	58,555	58,281	58,495	58,260
Dilutive effect of non-participating securities	518	411	628	443
Shares for diluted EPS	59,073	58,692	59,123	58,703

Basic EPS	$0.56	$0.39	$0.78	$0.63
Diluted EPS	$0.55	$0.38	$0.77	$0.63
(1) Income attributable to participating securities for the three months ended June 29, 2025, was not material. Includes income attributable to participating securities of $0.1 million for the six months ended June 29, 2025 and $0.1 million and $0.3 million respectively, for the three and six months ended June 30, 2024.
For the three and six months ended June 29, 2025 and June 30, 2024, there were no securities excluded from the computation of diluted EPS that would have been antidilutive.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	June 29, 2025		December 29, 2024
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:
Revolving loan borrowings	$1,306	5.06%	$—	—%
Term loan borrowings	5,590	5.02%	5,564	5.62%
Total borrowings under Syndicated Credit Facility	6,896	5.03%	5,564	5.62%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	306,896		305,564
Less: Unamortized debt issuance costs	(2,447)		(2,807)

Total debt, net	304,449		302,757
Less: Current portion of long-term debt	(506)		(482)

Total long-term debt, net	$303,943		$302,275
(1) Represents the weighted average rate of interest for borrowings under the Syndicated Credit Facility and the stated rate of interest for the 5.50% Senior Notes due 2028, without the effect of debt issuance costs.
Syndicated Credit Facility
The Company’s Syndicated Credit Facility (the “Facility”) provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving credit facility. Interest on base rate loans is charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on secured overnight financing rate (“SOFR”) based and alternative currency loans is charged at varying rates computed by applying a margin over the applicable SOFR rate or alternative currency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.
Fees for commercial letters of credit are computed as a percentage of the amount available to be drawn under such letters of credit. Fees for standby letters of credit are charged at varying rates computed by applying a margin of the amount available to be drawn under such standby letters of credit, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. As of both June 29, 2025 and December 29, 2024, the Company had $0.5 million and $0.7 million, respectively, in letters of credit outstanding under the Facility.
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

NOTE 6 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three and six months ended June 29, 2025 and June 30, 2024:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	PENSION LIABILITY	TOTAL
	(in thousands, except per share data)
Balance, at December 29, 2024	58,304	$5,830	$261,028	$405,441	$(143,317)	$(39,834)	$489,148
Net income	—	—	—	13,002	—	—	13,002
Issuances of stock related to restricted share units and performance shares	658	66	(66)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(641)	—	—	(641)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(352)	(35)	(3,546)	—	—	—	(3,581)
Foreign currency translation adjustment	—	—	—	—	15,834	—	15,834
Pension liability adjustment	—	—	—	—	—	(695)	(695)
Balance, at March 30, 2025	58,610	$5,861	$257,416	$417,802	$(127,483)	$(40,529)	$513,067
Net income	—	—	—	32,561	—	—	32,561
Issuances of stock related to restricted share units and performance shares	1	—	—	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(586)	—	—	(586)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	—	—	2,765	—	—	—	2,765
Share repurchases	(218)	(22)	(4,423)	—	—	—	(4,445)
Foreign currency translation adjustment	—	—	—	—	33,445	—	33,445
Pension liability adjustment	—	—	—	—	—	(1,782)	(1,782)
Balance, at June 29, 2025	58,393	$5,839	$255,758	$449,777	$(94,038)	$(42,311)	$575,025

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	PENSION LIABILITY	TOTAL
	(in thousands, except per share data)
Balance, at December 31, 2023	58,112	$5,811	$252,909	$320,833	$(119,590)	$(34,016)	$425,947
Net income	—	—	—	14,179	—	—	14,179
Issuances of stock related to performance shares	472	47	(47)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	(589)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(311)	(31)	(324)	—	—	—	(355)
Foreign currency translation adjustment	—	—	—	—	(11,092)	—	(11,092)
Pension liability adjustment	—	—	—	—	—	458	458
Balance, at March 31, 2024	58,273	$5,827	$252,538	$334,423	$(130,682)	$(33,558)	$428,548
Net income	—	—	—	22,558	—	—	22,558
Issuances of stock related to restricted share units and performance shares	4	—	—	—	—	—	—
Restricted stock issuances	58	6	941	—	—	—	947
Unrecognized compensation expense related to restricted stock awards	—	—	(946)	—	—	—	(946)
Cash dividends declared, $0.01 per common share	—	—	—	(584)	—	—	(584)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(32)	(3)	2,133	—	—	—	2,130
Foreign currency translation adjustment	—	—	—	—	(2,022)	—	(2,022)
Pension liability adjustment	—	—	—	—	—	534	534
Balance, at June 30, 2024	58,303	$5,830	$254,666	$356,397	$(132,704)	$(33,024)	$451,165

Repurchase of Common Stock
In May 2022, the Company adopted a share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the six months ended June 29, 2025, the Company repurchased 217,500 shares of common stock at a weighted average price of $20.44 per share pursuant to this program.
Stock Incentive Plan
The Company has share-based employee compensation plans, which are described more fully in Note 14 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Restricted Stock Awards
Compensation expense related to restricted stock grants was $0.4 million and $1.4 million for the six months ended June 29, 2025 and June 30, 2024, respectively. The Company has reduced its expense for any restricted stock forfeited during the period. All restricted stock awards outstanding as of December 29, 2024 have fully vested and there is no unrecognized compensation expense as of June 29, 2025.
Restricted Share Unit Awards
Compensation expense related to the restricted share units was $3.1 million and $1.8 million for the six months ended June 29, 2025 and June 30, 2024, respectively. The Company has reduced its expense for any restricted share units forfeited during the period.
The following table summarizes restricted share units outstanding as of June 29, 2025, as well as activity during the six months then ended:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2024	823,300	$11.76
Granted	300,900	21.37
Vested	(284,100)	11.94
Forfeited or canceled	(3,500)	11.96
Outstanding at June 29, 2025	836,600	$15.16
As of June 29, 2025, the unrecognized total compensation cost related to unvested restricted share units was $9.3 million. That cost is expected to be recognized by the first quarter of 2028.
Performance Share Awards
The following table summarizes the performance shares outstanding as of June 29, 2025, as well as the activity during the six months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2024	1,171,700	$12.23
Granted	300,700	19.96
Vested	(375,500)	12.99
Forfeited or canceled	(7,300)	12.00
Outstanding at June 29, 2025	1,089,600	$14.10

Compensation expense related to the performance shares was $3.4 million and $3.3 million for the six months ended June 29, 2025 and June 30, 2024, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $9.9 million as of June 29, 2025. The amount and timing of future compensation expense will depend on the performance of the Company. The compensation expense related to these outstanding performance shares is expected to be recognized by the first quarter of 2028.
The tax benefit recognized with respect to restricted stock, restricted share units and performance shares was approximately $0.7 million for the six months ended June 29, 2025.

NOTE 7 – LEASES
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of June 29, 2025 and December 29, 2024:

	June 29, 2025		December 29, 2024
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$80,619		$76,815

Current portion of operating lease liabilities	$13,571		$12,296
Operating lease liabilities	71,541		68,092
Total operating lease liabilities	$85,112		$80,388

Property, plant and equipment, net		$8,053		$8,079

Accrued expenses		$2,724		$2,657
Other long-term liabilities		5,724		5,797
Total finance lease liabilities		$8,448		$8,454
As of June 29, 2025, there were no significant leases that had not commenced.
Lease Costs

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$869	$749	$1,717	$1,525
Interest on lease liabilities	139	110	276	209
Operating lease cost	5,126	4,822	10,119	9,811
Short-term lease cost	125	199	296	396
Variable lease cost	716	645	1,489	1,335
Total lease cost	$6,975	$6,525	$13,897	$13,276

Other Supplemental Information

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$134	$105	$265	$201
Operating cash flows from operating leases	4,610	4,323	9,047	8,420
Financing cash flows from finance leases	782	721	1,544	1,437
Right-of-use assets obtained in exchange for new finance lease liabilities	438	1,191	986	1,581
Right-of-use assets obtained in exchange for new operating lease liabilities	2,698	634	5,627	899
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of June 29, 2025 and December 29, 2024:

	June 29, 2025	December 29, 2024
Weighted-average remaining lease term – finance leases (in years)	3.47	3.61
Weighted-average remaining lease term – operating leases (in years)	7.44	7.68
Weighted-average discount rate – finance leases	6.60%	6.44%
Weighted-average discount rate – operating leases	6.41%	6.39%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2025 (excluding the six months ended June 29, 2025)	$9,288	$1,645
2026	18,977	3,047
2027	15,877	2,389
2028	12,466	1,437
2029	10,856	665
Thereafter	40,424	285
Total future minimum lease payments (undiscounted)	107,888	9,468
Less: Present value discount	(22,776)	(1,020)
Total lease liabilities	$85,112	$8,448

NOTE 8 – EMPLOYEE BENEFIT PLANS
The Company has defined benefit and multi-employer pension plans, which are described more fully in Note 19 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
During the three and six months ended June 29, 2025, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $1.3 million, respectively. During the three and six months ended June 30, 2024, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $1.3 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and six months ended June 29, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plans (Europe)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands)
Interest cost	$1,929	$1,702	$3,742	$3,412
Expected return on plan assets	(2,061)	(1,955)	(3,999)	(3,921)
Amortization of prior service cost	47	44	91	89
Amortization of net actuarial losses	398	267	773	536
Net periodic benefit cost	$313	$58	$607	$116

	Three Months Ended		Six Months Ended
Salary Continuation Plan	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands)
Interest cost	$274	$266	$549	$532
Amortization of net actuarial losses	48	60	95	120
Net periodic benefit cost	$322	$326	$644	$652

	Three Months Ended		Six Months Ended
nora Defined Benefit Plan	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands)
Service cost	$111	$124	$214	$250
Interest cost	272	262	525	526
Amortization of net actuarial gains	(90)	—	(172)	—
Net periodic benefit cost	$293	$386	$567	$776
The service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense (income), net, in the consolidated condensed statements of operations.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The ending balance and the change in the carrying amount of goodwill for the six months ended June 29, 2025 is as follows:

Goodwill(1)
(in thousands)
Balance, at December 29, 2024	$99,887
Foreign currency translation(2)	11,749
Balance, at June 29, 2025	$111,636
(1) The goodwill balance is allocated entirely to the AMS reportable segment.
(2) A portion of the goodwill balance is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.
The net carrying value of intangible assets other than goodwill was $51.1 million and $48.3 million at June 29, 2025 and December 29, 2024, respectively.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”). The CODM uses AOI to evaluate segment operating results compared to expectations. AOI is also used by the CODM to develop variable compensation targets and make capital spend decisions. AOI excludes: nora purchase accounting amortization; restructuring, asset impairment, severance, and other, net, and the impact of a cyber event. Intersegment revenues for the three and six months ended June 29, 2025, were $35.8 million and $63.8 million, respectively, and intersegment revenues for the three and six months ended June 30, 2024, were $24.5 million and $41.3 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
The following table outlines information by reportable segment including net sales, significant segment expenses, and AOI. The table also includes a reconciliation to income before taxes for the three and six months ended June 29, 2025 and June 30, 2024.

	Three Months Ended
	June 29, 2025			June 30, 2024
	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL
	(in thousands)
Net sales	$239,443	$136,079	$375,522	$215,012	$131,623	$346,635

Less: significant segment expenses (1)
Adjusted cost of sales (2)	135,041	91,153		139,425	83,309
Adjusted selling, general, & administrative expenses (3)	55,557	37,861		48,640	35,656
Segment AOI	48,845	7,065	55,910	26,947	12,658	39,605
Reconciliation of AOI to income before taxes
Restructuring, severance, asset impairment and other, net			2,511			132
Purchase accounting amortization			1,352			1,287
Cyber event impact			—			35
Interest expense			4,443			6,173
Other expense (income), net			3,411			832
Income before taxes			$44,193			$31,146
(1) Significant segment expense categories and amounts align with segment level information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include allocation of corporate overhead and global support costs. Intersegment expenses are excluded.
(2) Adjusted cost of sales excludes purchase accounting amortization.
(3) Adjusted selling, general, and administrative expenses exclude restructuring, asset impairment, severance, and other, net, and the impact of a cyber event.

	Six Months Ended
	June 29, 2025			June 30, 2024
	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL
	(in thousands)
Net sales	$419,380	$253,555	$672,935	$384,927	$251,451	$636,378

Less: significant segment expenses (1)
Adjusted cost of sales (2)	243,568	167,821		241,031	159,745
Adjusted selling, general, & administrative expenses (3)	107,104	73,079		98,869	71,603
Segment AOI	68,708	12,655	81,363	45,027	20,103	65,130
Reconciliation of AOI to income before taxes
Restructuring, severance, asset impairment and other, net			3,483			330
Purchase accounting amortization			2,606			2,584
Cyber event impact			—			(381)
Interest expense			8,858			12,596
Other expense (income), net			5,114			(144)
Income before taxes			$61,302			$50,145
(1) Significant segment expense categories and amounts align with segment level information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include allocation of corporate overhead and global support costs. Intersegment expenses are excluded.
(2) Adjusted cost of sales excludes purchase accounting amortization.
(3) Adjusted selling, general, and administrative expenses exclude restructuring, asset impairment, severance, and other, net, and the impact of a cyber event.

Segment depreciation and amortization for the three and six months ended June 29, 2025 and June 30, 2024 is presented as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(in thousands)		(in thousands)
Depreciation and amortization
AMS	$4,740	$4,446	$9,327	$8,799
EAAA	5,089	5,282	9,903	10,545
Total depreciation and amortization	$9,829	$9,728	$19,230	$19,344

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts is presented as follows:

	June 29, 2025	December 29, 2024
	(in thousands)
Assets
AMS	$608,894	$644,085
EAAA	643,327	587,639
Total segment assets	1,252,221	1,231,724
Corporate assets	128,906	111,761
Eliminations	(102,905)	(172,669)
Total reported assets	$1,278,222	$1,170,816

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the six months ended June 29, 2025 and June 30, 2024 is presented in the following table:

	Six Months Ended
	June 29, 2025	June 30, 2024
	(in thousands)
Cash paid for interest	$8,935	$11,977
Cash paid for income taxes, net of refunds	18,803	16,014
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
During the six months ended June 29, 2025, the Company recorded a total income tax provision of $15.7 million on pre-tax income of $61.3 million resulting in an effective tax rate of 25.6%, as compared to a total income tax provision of $13.4 million on pre-tax income of $50.1 million resulting in an effective tax rate of 26.7% during the six months ended June 30, 2024. The decrease in the effective tax rate for the six months ended June 29, 2025 as compared to the six months ended June 30, 2024, was primarily due to favorable changes in the geographic mix of earnings and an increase in tax benefits related to share-based compensation.

On July 4, 2025 the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. We are currently assessing its impact on our consolidated financial statements. We do not expect the OBBBA to have a material impact on our estimated annual effective tax rate in 2025.
On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Many non-U.S. tax jurisdictions have enacted legislation to adopt the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) or announced plans to enact legislation in future years. For fiscal year 2025, we expect to meet the Transitional Country-by-Country (CbCR) Safe Harbor rules for most if not all jurisdictions and do not expect these provisions to have a material impact on the Company’s financial statements. We will continue to closely monitor ongoing developments and evaluate any potential impact on future periods.
In the first six months of 2025, the Company increased its liability for unrecognized tax benefits by $0.2 million. As of June 29, 2025, the Company had accrued approximately $5.0 million for unrecognized tax benefits. The Company’s deferred tax asset as of June 29, 2025, reflects a reduction of $2.5 million of these unrecognized tax benefits.
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

NOTE 13 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCL”), before tax, to the consolidated condensed statements of operations during the three and six months ended June 29, 2025 and June 30, 2024 are reflected in the tables below:

		Three Months Ended
	Statement of Operations Location	June 29, 2025	June 30, 2024
		(in thousands)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense (income), net	$(403)	$(371)
Total loss reclassified from AOCL		$(403)	$(371)

		Six Months Ended
	Statement of Operations Location	June 29, 2025	June 30, 2024
		(in thousands)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense (income), net	$(787)	$(745)
Total loss reclassified from AOCL		$(787)	$(745)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. Some of these proceedings are summarized below.

PFAS Lawsuit

In April 2025, The Water Works Board of the City of Opelika, Alabama filed a lawsuit in the Circuit Court of Lee County, Alabama, The Water Works of the City of Opelika, Alabama, v. 3M Company, et al., Case No. 43-CV-2025-900229.00, against Interface, Inc., our subsidiary InterfaceFLOR, LLC, and numerous other defendants. The lawsuit alleges that the defendants, including Interface, manufactured, sold, used, and discharged per- and poly-fluoroalkyl substances (PFAS), which have allegedly contaminated the plaintiff's water supply.

The case was removed by defendant 3M Company to the United States District Court for the Middle District of Alabama, Case No. 3:25-cv-411-ECM-CWB. Subsequently, a motion was filed to transfer the case to the Multi-District Litigation (MDL) concerning Aqueous Film-Forming Foams (AFFF) Products Liability Litigation, and the plaintiff filed a motion to remand the case to the Circuit Court of Lee County, Alabama. The federal Alabama district court for the Opelika case has issued an order staying all deadlines in the case, pending further directives.

The nature of this litigation involves complex scientific, legal and factual issues. Interface believes it has meritorious defenses to the claims brought against it, and intends to defend vigorously against them.

Former CEO Lawsuit

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

The following table presents the carrying values and estimated fair values, including the level within the fair value hierarchy, of certain financial instruments:

	June 29, 2025			December 29, 2024
	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)
	(in thousands)
Assets:
Company-owned life insurance	$22,977	$—	$22,977	$22,911	$—	$22,911
Deferred compensation investments	30,248	7,213	23,035	30,521	8,697	21,824

Liabilities(1):
Borrowings under Syndicated Credit Facility(2)	6,896	—	6,896	5,564	—	5,564
5.50% Senior Notes due 2028(3)	300,000	—	295,236	300,000	—	294,738
(1) Carrying values are presented gross, excluding the impact of unamortized debt issuance costs and including amounts presented as current liabilities on the consolidated condensed balance sheets.
(2) Unamortized debt issuance costs associated with the revolving loan borrowings under the Facility were $0.9 million and $1.1 million as of June 29, 2025 and December 29, 2024, respectively, and are recorded as other assets in the consolidated condensed balance sheets. The carrying value of borrowings under the Facility approximates fair value as the Facility bears variable interest rates that are similar to existing market rates. The fair value of borrowings under the Facility is estimated using observable market rates.
(3) Unamortized debt issuance costs associated with the Senior Notes, recorded as a reduction of long-term debt in the consolidated condensed balance sheets, were $2.4 million and $2.8 million as of June 29, 2025 and December 29, 2024, respectively. Fair value of the Senior Notes is derived using quoted prices for similar instruments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended June 29, 2025, or as of, June 29, 2025, and the comparable periods of 2024, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The six-month periods ended June 29, 2025 and June 30, 2024 both include 26 weeks. The three-month periods ended June 29, 2025 and June 30, 2024 both include 13 weeks.
Forward-Looking Statements
This report contains statements which may constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended by the Private Securities Litigation Reform Act of 1995. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with the economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed under the heading “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2024, as supplemented in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2025. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

Executive Overview
During the quarter ended June 29, 2025, we had consolidated net sales of $375.5 million, up 8.3% compared to $346.6 million in the second quarter last year, primarily due to higher customer demand — particularly in the education, healthcare, and corporate office market segments — and higher average sales prices. Consolidated operating income was $52.0 million for the second quarter of 2025 compared to $38.2 million in the second quarter last year, primarily due to higher sales, higher gross profit margin driven by lower manufacturing costs due to favorable fixed cost absorption on higher volume and production efficiencies, and favorable product mix. Consolidated net income for the quarter ended June 29, 2025, was $32.6 million or $0.55 per diluted share, compared to $22.6 million or $0.38 per diluted share in the second quarter last year.
During the first six months of 2025, we had consolidated net sales of $672.9 million, up 5.7% compared to $636.4 million in the first six months of last year, primarily due to higher customer demand — particularly in the education and healthcare market segments. Consolidated operating income was $75.3 million for the first six months of 2025, compared to $62.6 million in the same period last year, primarily due to higher sales and higher gross profit margin as discussed above. Consolidated net income for the six months ended June 29, 2025, was $45.6 million or $0.77 per diluted share, compared to $36.7 million or $0.63 per diluted share in the same period last year.
Impact of Macroeconomic Trends
Disruptions in global economic markets due to the potential impact of government-imposed tariffs and retaliatory tariffs, fluctuating freight costs, supply chain challenges and disruptions, significant pressures in the commercial office market globally, inflation, slow market conditions in certain parts of the globe, the Russia-Ukraine war and the conflict in the Middle East, all pose challenges which may adversely affect our future performance. We plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and six-month periods ended June 29, 2025 and June 30, 2024:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.6	64.6	61.5	63.4
Gross profit	39.4	35.4	38.5	36.6
Selling, general and administrative expenses	25.5	24.4	27.3	26.8
Operating income	13.9	11.0	11.2	9.8
Interest/Other expense (income), net	2.1	2.0	2.1	2.0
Income before income tax expense	11.8	9.0	9.1	7.8
Income tax expense	3.1	2.5	2.3	2.1
Net income	8.7%	6.5%	6.8%	5.7%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month and six-month periods ended June 29, 2025, and June 30, 2024:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 29, 2025	June 30, 2024		June 29, 2025	June 30, 2024
	(in thousands)			(in thousands)
Consolidated net sales	$375,522	$346,635	8.3%	$672,935	$636,378	5.7%
For the quarter ended June 29, 2025, consolidated net sales increased $28.9 million (8.3%) versus the comparable period in 2024, primarily due to higher sales volume (approximately 6%) and higher average sales prices (approximately 2%). Currency fluctuations had a positive impact on consolidated net sales of approximately $4.4 million (1.3%) for the second quarter of 2025, compared to the same period last year from the strengthening of the Euro against the U.S. dollar. On a market segment basis, the sales increase was primarily in the education, healthcare, and corporate office market segments.
For the six months ended June 29, 2025, consolidated net sales increased $36.6 million (5.7%) versus the comparable period in 2024, primarily due to higher sales volume (approximately 5%) and higher average sales prices (approximately 1%). Currency fluctuations had no material impact on consolidated net sales for the first six months of 2025. On a market segment basis, the sales increase was primarily in the education, healthcare, and retail market segments partially offset by a decrease in the corporate office market segment.

Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended June 29, 2025, and June 30, 2024:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 29, 2025	June 30, 2024		June 29, 2025	June 30, 2024
	(in thousands)			(in thousands)
Consolidated cost of sales	$227,545	$224,022	1.6%	$413,995	$403,360	2.6%
Consolidated selling, general and administrative expenses	95,930	84,462	13.6%	183,666	170,421	7.8%
Consolidated Cost of Sales
For the quarter ended June 29, 2025, consolidated cost of sales increased $3.5 million (1.6%) compared to the second quarter of 2024, primarily due to higher sales and higher input costs due to inflation mostly offset by lower manufacturing costs driven by favorable fixed cost absorption on higher volume and production efficiencies. Currency translation had a negative impact on consolidated cost of sales in the second quarter of 2025 and partially increased our costs by approximately $3.0 million (1.3%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 60.6% for the second quarter of 2025 versus 64.6% for the second quarter of 2024.
For the six months ended June 29, 2025, consolidated cost of sales increased $10.6 million (2.6%) versus the comparable period in 2024, primarily due to higher sales partially offset by lower manufacturing costs as discussed above. Currency translation had no material impact on consolidated cost of sales for the first six months of 2025 compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 61.5% for the first six months of 2025 versus 63.4% for the first six months of 2024.
Consolidated Gross Profit
For the quarter ended June 29, 2025, gross profit, as a percentage of net sales, was 39.4% compared with 35.4% in the same period last year. The increase in gross profit percentage was primarily due to lower manufacturing costs per unit (approximately 4%) driven by favorable fixed cost absorption and production efficiencies.
For the six months ended June 29, 2025, gross profit, as a percentage of net sales, was 38.5% compared with 36.6% in the same period last year. The increase in gross profit percentage was primarily due to lower manufacturing costs (approximately 2%) due to the factors discussed above.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended June 29, 2025, consolidated SG&A expenses increased $11.5 million (13.6%) versus the comparable period in 2024. Currency fluctuations had a negative impact on consolidated SG&A expenses of approximately $1.0 million (1.2%) in the second quarter of 2025 compared to the same period last year. SG&A expenses were higher for the second quarter of 2025 primarily due to (i) higher employee benefits and labor costs of $5.0 million, (ii) higher variable compensation of $2.9 million as a result of higher commissions on higher sales and higher bonus costs driven by improved operating results, and (iii) higher severance costs of $2.7 million primarily due to a previously announced employee separation. As a percentage of net sales, SG&A expenses increased to 25.5% for the second quarter of 2025 versus 24.4% for the second quarter of 2024.
For the six months ended June 29, 2025, consolidated SG&A expenses increased $13.2 million (7.8%) versus the comparable period in 2024. Currency translation had no material impact on consolidated SG&A expenses in the first six months of 2025 compared to the same period last year. SG&A expenses were higher for the first six months of 2025 primarily due to the factors discussed above for the second quarter of 2025. As a percentage of net sales, SG&A expenses increased to 27.3% for the first six months of 2025 versus 26.8% for the first six months of 2024.

Interest Expense
During the quarter ended June 29, 2025, interest expense was $4.4 million, a decrease of $1.7 million from the comparable period in 2024, primarily due to lower outstanding term loan borrowings under the Facility. For the six months ended June 29, 2025, interest expense was $8.9 million, a decrease of $3.7 million from the comparable period in 2024, primarily due to lower outstanding term loan borrowings as discussed above.
Provision for Income Taxes
The effective tax rate for the three and six months ended June 29, 2025, was 26.3% and 25.7%, respectively, compared to 27.6% and 26.7% for the same periods in 2024. The decrease in the effective tax rate for the three months ended June 29, 2025 as compared to the three months ended June 30, 2024 was primarily due to favorable changes in the geographic mix of earnings and favorable changes related to the cash surrender value of Company-owned life insurance. The decrease in the effective tax rate for the six months ended June 29, 2025 as compared to the six months ended June 30, 2024 was primarily due to favorable changes in the geographic mix of earnings and an increase in tax benefits related to share-based compensation.
Segment Operating Results
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month and six-month periods ended June 29, 2025, and June 30, 2024:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 29, 2025	June 30, 2024		June 29, 2025	June 30, 2024
	(in thousands)			(in thousands)
AMS segment net sales	$239,443	$215,012	11.4%	$419,380	$384,927	9.0%
AMS segment AOI(1)	48,845	26,947	81.3%	68,708	45,027	52.6%
(1) Includes allocation of corporate and global support SG&A expenses. Excludes restructuring, asset impairment, severance, and other, net and the impact of a cyber event. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the second quarter of 2025, net sales in AMS increased 11.4% versus the comparable period in 2024, primarily due to higher sales volume and higher average sales prices. On a market segment basis, the AMS sales increase was primarily in the education, healthcare, and corporate office market segments.
During the first six months of 2025, net sales in AMS increased 9.0% versus the comparable period in 2024, primarily due to higher sales volume and pricing as discussed above. On a market segment basis, the AMS sales increase was primarily in education, healthcare, and retail market segments.
AOI in AMS increased 81.3% during the second quarter of 2025 compared to the prior year period, primarily due to higher sales and gross profit margin due to favorable product mix, production efficiencies, and favorable fixed cost absorption. As a percentage of net sales, AOI increased to 20.4% during the second quarter of 2025 compared to 12.5% in the same period last year.
AOI in AMS increased 52.6% during the first six months of 2025 compared to the prior year period, primarily due to higher sales and gross profit margin as discussed above. As a percentage of net sales, AOI increased to 16.4% during the first six months of 2025 compared to 11.7% in the same period last year.

EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month and six-month periods ended June 29, 2025, and June 30, 2024:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 29, 2025	June 30, 2024		June 29, 2025	June 30, 2024
	(in thousands)			(in thousands)
EAAA segment net sales	$136,079	$131,623	3.4%	$253,555	$251,451	0.8%
EAAA segment AOI(1)	7,065	12,658	(44.2)%	12,655	20,103	(37.0)%
(1) Includes allocation of corporate and global support SG&A expenses. Excludes purchase accounting amortization, restructuring, asset impairment, severance and other, net, and the impact of a cyber event. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the second quarter of 2025, net sales in EAAA increased 3.4% versus the comparable period in 2024, primarily due to favorable currency fluctuations of approximately $4.6 million (3.5%) from the strengthening of the Euro against the U.S. dollar, partially offset by lower volume. On a market segment basis, the EAAA sales increase was primarily in the public buildings and transportation market segments.
During the first six months of 2025, net sales in EAAA increased 0.8% versus the comparable period in 2024, primarily due to favorable currency fluctuations of approximately $1.0 million (0.4%), higher sales volume and average sales prices. On a market segment basis, the EAAA sales increase was primarily in the transportation, public buildings, and healthcare market segments, mostly offset by a decrease in the corporate office market segment.
AOI in EAAA decreased 44.2% during the second quarter of 2025 versus the comparable period in 2024, primarily due to lower gross profit margin driven by unfavorable fixed cost absorption and higher input costs. Currency fluctuations had no material impact on EAAA AOI for the second quarter of 2025 compared to the same period last year. As a percentage of net sales, AOI decreased to 5.2% during the second quarter of 2025 compared to 9.6% in the same period last year.
AOI in EAAA decreased 37.0% during the first six months of 2025 versus the comparable period in 2024, primarily due to lower gross profit margin as discussed above. Currency fluctuations had no material impact on AOI for the first six months of 2025 compared to the same period in 2024. As a percentage of net sales, AOI decreased to 5.0% during the first six months of 2025 compared to 8.0% in the same period last year.

Financial Condition, Liquidity and Capital Resources
General
At June 29, 2025, the Company had $121.7 million in cash. At that date, the Company had $5.6 million in term loan borrowings, $1.3 million in revolving loan borrowings, and $0.5 million in letters of credit outstanding under our Facility, and we had $300.0 million of Senior Notes outstanding. As of June 29, 2025, we had additional borrowing capacity of $298.2 million under the Facility. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $154 million and $283 million for the three-month and six-month periods ended June 29, 2025, respectively, and net sales for the non-guarantor subsidiaries were approximately $145 million and $278 million for the three-month and six-month periods ended June 30, 2024, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $115 million and $102 million as of June 29, 2025 and December 29, 2024, respectively.
Balance Sheet
Accounts receivable, net, were $194.3 million at June 29, 2025, compared to $171.1 million at December 29, 2024. The increase of $23.1 million was primarily due to the impact of higher net sales as a result of increased customer demand in the second quarter of 2025.
Inventories, net, were $288.2 million at June 29, 2025, compared to $260.6 million at December 29, 2024. The increase of $27.6 million was primarily due to finished goods inventory build attributable to higher expected customer demand in the remainder of 2025.
Analysis of Cash Flows
The following table presents a summary of cash flows for the six-month periods ended June 29, 2025 and June 30, 2024, respectively:

	Six Months Ended
	June 29, 2025	June 30, 2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$41,867	$34,158
Investing activities	(14,821)	(11,567)
Financing activities	(13,740)	(36,960)
Effect of exchange rate changes on cash	9,169	(1,942)
Net change in cash and cash equivalents	22,475	(16,311)
Cash and cash equivalents at beginning of period	99,226	110,498
Cash and cash equivalents at end of period	$121,701	$94,187
Cash provided by operating activities was $41.9 million for the six months ended June 29, 2025, which represents an increase of $7.7 million from the prior year comparable period, primarily attributable to higher net income for the six months ended June 29, 2025, partially offset by a higher use of cash related to inventory build as discussed above.

Cash used in investing activities was $14.8 million for the six months ended June 29, 2025, which represents an increase of $3.3 million from the prior year comparable period, primarily attributable to a greater capital investment in manufacturing automation and robotics solutions during the first six months of 2025.
Cash used in financing activities was $13.7 million for the six months ended June 29, 2025, which represents a decrease of $23.2 million from the prior year comparable period. The decrease was primarily attributable to lower outstanding borrowings under the credit facility resulting in lower repayments during the first six months of 2025 compared to the prior year period. Additionally, the repurchase of common stock during the second quarter of 2025 contributed to the use of cash for the current period.
Share Repurchases
In the May 2022, the Company adopted a share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the six months ended June 29, 2025, the Company repurchased 217,500 shares of common stock at a weighted average price of $20.44 per share pursuant to this program.
Outlook
Based on strong second quarter 2025 results, we increased our outlook for the full fiscal year of 2025, while acknowledging a dynamic and uncertain global macroeconomic environment. We anticipate net sales growth in the third quarter of fiscal year 2025 compared with the same period last year. We also expect to incur tariff costs during the remainder of 2025, and we anticipate offsetting these costs through pricing and productivity initiatives.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including raw material availability and cost, and demand for our products.
Backlog
As of July 20, 2025, the consolidated backlog of unshipped orders was approximately $263.2 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, backlog was approximately $223.4 million as of February 2, 2025. Disruptions in supply and distribution chains have resulted in delays of construction projects and flooring installations in many regions worldwide, which also have caused, and may continue to cause, fluctuations in our backlog.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the six months ended June 29, 2025, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of June 29, 2025, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $8.9 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $5.3 million.
As of June 29, 2025, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a respective decrease or increase in the net fair value of our financial instruments of $13.7 million. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. See Note 14 of Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024, for summaries of some of those proceedings.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, as supplemented in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended June 29, 2025:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 31 – April 27, 2025(3)	325	$19.51	—	$82,828,595
April 28 – May 25, 2025	45,000	20.35	45,000	81,912,902
May 26 – June 29, 2025	172,500	20.46	172,500	78,383,890
Total	217,825	$20.43	217,500
(1) The monthly periods identified above correspond to the Company’s fiscal second quarter of 2025, which commenced March 31, 2025 and ended June 29, 2025.
(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date.
(3) Comprised of shares received by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 29, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 29, 2025, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 5, 2025	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)