Form 10-Q
period 2025-09-28
INTERFACE INC
filed 2025-11-04
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 28, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of October 30, 2025:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,390,617

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	SEPTEMBER 28, 2025	DECEMBER 29, 2024
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$187,355	$99,226
Accounts receivable, net	187,122	171,135
Inventories, net	286,814	260,581
Prepaid expenses and other current assets	33,801	33,355
Total current assets	695,092	564,297
Property, plant and equipment, net	294,117	282,374
Operating lease right-of-use assets	77,596	76,815
Deferred tax assets	25,316	24,624
Goodwill and intangible assets, net	162,102	148,160
Other assets	76,300	74,546

Total assets	$1,330,523	$1,170,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$77,776	$68,943
Accrued expenses	148,365	134,996
Current portion of operating lease liabilities	13,561	12,296
Current portion of long-term debt	507	482
Total current liabilities	240,209	216,717
Long-term debt	307,280	302,275
Operating lease liabilities	68,692	68,092
Deferred income taxes	25,873	31,822
Other long-term liabilities	67,518	62,762

Total liabilities	709,572	681,668

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at September 28, 2025 and December 29, 2024	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,391 and 58,304 shares issued and outstanding at September 28, 2025 and December 29, 2024, respectively	5,839	5,830
Additional paid-in capital	258,049	261,028
Retained earnings	494,753	405,441
Accumulated other comprehensive loss – foreign currency translation	(96,394)	(143,317)
Accumulated other comprehensive loss – pension liability	(41,296)	(39,834)

Total shareholders’ equity	620,951	489,148

Total liabilities and shareholders’ equity	$1,330,523	$1,170,816
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Net sales	$364,526	$344,270	$1,037,461	$980,648
Cost of sales	220,894	216,645	634,889	620,005
Gross profit	143,632	127,625	402,572	360,643

Selling, general and administrative expenses	90,272	85,450	273,938	255,871
Operating income	53,360	42,175	128,634	104,772

Interest expense	4,211	5,721	13,069	18,317
Other expense, net	659	381	5,773	237

Income before income tax expense	48,490	36,073	109,792	86,218
Income tax expense	2,344	7,630	18,083	21,038

Net income	$46,146	$28,443	$91,709	$65,180

Earnings per share – basic	$0.79	$0.49	$1.57	$1.12
Earnings per share – diluted	$0.78	$0.48	$1.55	$1.11

Common shares outstanding – basic	58,371	58,305	58,453	58,275
Common shares outstanding – diluted	59,134	58,871	59,155	58,754
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
Net income	$46,146	$28,443	$91,709	$65,180
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustment	(2,356)	21,131	46,923	8,017
Pension liability adjustment	1,015	(1,210)	(1,462)	(218)
Other comprehensive (loss) income	(1,341)	19,921	45,461	7,799

Comprehensive income	$44,805	$48,364	$137,170	$72,979
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 28, 2025	SEPTEMBER 29, 2024
OPERATING ACTIVITIES:
Net income	$91,709	$65,180
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,166	29,246
Share-based compensation expense	10,541	9,160
Deferred income taxes	(10,321)	(1,160)
Other	(1,509)	(2,179)
Amortization of acquired intangible assets	3,073	3,895
Working capital changes:
Accounts receivable	(8,610)	(10,656)
Inventories	(10,912)	(2,395)
Prepaid expenses and other current assets	743	(4,583)
Accounts payable and accrued expenses	14,716	23,879

Cash provided by operating activities	118,596	110,387

INVESTING ACTIVITIES:
Capital expenditures	(25,477)	(20,108)
Proceeds from sale of property, plant and equipment	—	1,040
Insurance proceeds from property casualty loss	—	2,374

Cash used in investing activities	(25,477)	(16,694)

FINANCING ACTIVITIES:
Repayments of long-term debt	(380)	(114,241)
Borrowing of long-term debt	4,579	33,381
Repurchase of common stock	(5,143)	—
Tax withholding payments for share-based compensation	(8,372)	(4,770)
Dividends paid	(2,397)	(1,755)
Finance lease payments	(2,282)	(2,160)

Cash used in financing activities	(13,995)	(89,545)

Net cash provided by operating, investing and financing activities	79,124	4,148
Effect of exchange rate changes on cash	9,005	955

CASH AND CASH EQUIVALENTS:
Net increase	88,129	5,103
Balance, beginning of period	99,226	110,498

Balance, end of period	$187,355	$115,601
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
The nine-month periods ended September 28, 2025 and September 29, 2024 both include 39 weeks. The three-month periods ended September 28, 2025 and September 29, 2024 both include 13 weeks.
Risks and Uncertainties
Global economic challenges including but not limited to the impacts of government-imposed tariffs and retaliatory tariffs, inflation, supply chain disruptions, the Russia-Ukraine war and the conflicts in the Middle East, and slow market conditions in certain parts of the globe could cause economic uncertainty and volatility. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein. These uncertainties could result in a future material adverse effect to the amounts reported within the Company’s consolidated condensed financial statements if actual results differ from these estimates.
Recently Issued Accounting Pronouncements – Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06 - “Intangibles - Goodwill and Other Internal Use Software (Topic 350-40)”. This ASU amends the accounting for internal-use software costs by removing reference to prescriptive and sequential software development stages used to evaluate capitalizable costs. The ASU requires entities to consider whether significant uncertainties associated with development activities have been resolved prior to capitalization of software costs and aligns disclosure requirements with ASC 360, “Property, Plant, and Equipment”. The new guidance in ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, and may be applied prospectively, retrospectively, or using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of this ASU to its consolidated financial statements.
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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU requires public entities on an annual basis to disclose a rate reconciliation with explicit categories, as outlined in the ASU, and requires additional disclosures for reconciling items that meet certain quantitative thresholds. Other disclosures include disaggregation of income taxes paid, pre-tax income, and income tax expense. The new guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis, however retrospective application is permitted. The Company is currently assessing the updated guidance; however, it is not expected to have a material impact to its consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION
The Company generates revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material, and from the installation of carpet and other flooring-related material. A summary of these revenue streams, as a percentage of net sales, for the three and nine months ended September 28, 2025 and September 29, 2024 is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Revenue from the sale of flooring material	97%	96%	98%	97%
Revenue from installation of flooring material	3	4	2	3
Disaggregation of Revenue
For the three and nine months ended September 28, 2025 and September 29, 2024, revenue from the Company’s customers is broken down by geography as follows:

	Three Months Ended		Nine Months Ended
Geography	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Americas	60.0%	61.0%	61.5%	60.7%
Europe	29.6	28.2	28.7	28.9
Asia-Pacific	10.4	10.8	9.8	10.4
Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 10 entitled “Segment Information” for additional information.

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	September 28, 2025	December 29, 2024
	(in thousands)
Finished goods	$214,595	$192,705
Work-in-process	20,939	18,552
Raw materials	51,280	49,324
Inventories, net	$286,814	$260,581

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

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands, except per share data)
Numerator:
Net income (1)	$46,146	$28,443	$91,709	$65,180

Denominator:
Weighted average shares outstanding	58,371	58,061	58,407	57,895
Participating securities	—	244	46	380
Shares for basic EPS	58,371	58,305	58,453	58,275
Dilutive effect of non-participating securities	763	566	702	479
Shares for diluted EPS	59,134	58,871	59,155	58,754

Basic EPS	$0.79	$0.49	$1.57	$1.12
Diluted EPS	$0.78	$0.48	$1.55	$1.11
(1) Income attributable to participating securities for the three and nine month periods ended September 28, 2025 and September 29, 2024, was not material.
For the three and nine months ended September 28, 2025 and September 29, 2024, there were no securities excluded from the computation of diluted EPS that would have been antidilutive.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	September 28, 2025		December 29, 2024
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:(2)
Revolving loan borrowings	$4,579	4.85%	$—	—%
Term loan borrowings	5,475	4.84%	5,564	5.62%
Total borrowings under Syndicated Credit Facility	10,054	4.84%	5,564	5.62%

5.50% Senior Notes due 2028	300,000	5.50%	300,000	5.50%

Total debt	310,054		305,564
Less: Unamortized debt issuance costs	(2,267)		(2,807)

Total debt, net	307,787		302,757
Less: Current portion of long-term debt	(507)		(482)

Total long-term debt, net	$307,280		$302,275
(1) Represents the weighted average rate of interest for borrowings under the Syndicated Credit Facility and the stated rate of interest for the 5.50% Senior Notes due 2028, without the effect of debt issuance costs.
(2) The Syndicated Credit Facility also includes a multicurrency revolving loan facility up to $300.0 million as discussed below.
Syndicated Credit Facility
The Company’s Syndicated Credit Facility (the “Facility”) provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving credit facility. Interest on base rate loans is charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on secured overnight financing rate (“SOFR”) based and alternative currency loans is charged at varying rates computed by applying a margin over the applicable SOFR rate or alternative currency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company calculates a commitment fee per annum on the unused portion of the Facility (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter), which is paid quarterly.
Fees for commercial letters of credit are computed as a percentage of the amount available to be drawn under such letters of credit. Fees for standby letters of credit are charged at varying rates computed by applying a margin of the amount available to be drawn under such standby letters of credit, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. As of September 28, 2025 and December 29, 2024, the Company had $0.6 million and $0.7 million, respectively, in letters of credit outstanding under the Facility.
Under the Facility, the Company is required to make quarterly payments on the term loan borrowings, which are due on the last day of the calendar quarter.
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

NOTE 6 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three and nine months ended September 28, 2025 and September 29, 2024:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	PENSION LIABILITY	TOTAL
	(in thousands, except per share data)
Balance, at December 29, 2024	58,304	$5,830	$261,028	$405,441	$(143,317)	$(39,834)	$489,148
Net income	—	—	—	13,002	—	—	13,002
Issuances of stock related to restricted share units and performance shares	658	66	(66)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(641)	—	—	(641)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(352)	(35)	(3,546)	—	—	—	(3,581)
Foreign currency translation adjustment	—	—	—	—	15,834	—	15,834
Pension liability adjustment	—	—	—	—	—	(695)	(695)
Balance, at March 30, 2025	58,610	$5,861	$257,416	$417,802	$(127,483)	$(40,529)	$513,067
Net income	—	—	—	32,561	—	—	32,561
Issuances of stock related to restricted share units and performance shares	1	—	—	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(586)	—	—	(586)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	—	—	2,765	—	—	—	2,765
Share repurchases	(218)	(22)	(4,423)	—	—	—	(4,445)
Foreign currency translation adjustment	—	—	—	—	33,445	—	33,445
Pension liability adjustment	—	—	—	—	—	(1,782)	(1,782)
Balance, at June 29, 2025	58,393	$5,839	$255,758	$449,777	$(94,038)	$(42,311)	$575,025
Net income	—	—	—	46,146	—	—	46,146
Issuances of stock related to restricted share units and performance shares	54	5	(5)	—	—	—	—
Cash dividends declared, $0.02 per common share	—	—	—	(1,170)	—	—	(1,170)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(24)	(2)	2,991	—	—	—	2,989
Share repurchases	(32)	(3)	(695)	—	—	—	(698)
Foreign currency translation adjustment	—	—	—	—	(2,356)	—	(2,356)
Pension liability adjustment	—	—	—	—	—	1,015	1,015
Balance, at September 28, 2025	58,391	$5,839	$258,049	$494,753	$(96,394)	$(41,296)	$620,951

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	PENSION LIABILITY	TOTAL
	(in thousands, except per share data)
Balance, at December 31, 2023	58,112	$5,811	$252,909	$320,833	$(119,590)	$(34,016)	$425,947
Net income	—	—	—	14,179	—	—	14,179
Issuances of stock related to restricted share units and performance shares	472	47	(47)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(589)	—	—	(589)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(311)	(31)	(324)	—	—	—	(355)
Foreign currency translation adjustment	—	—	—	—	(11,092)	—	(11,092)
Pension liability adjustment	—	—	—	—	—	458	458
Balance, at March 31, 2024	58,273	$5,827	$252,538	$334,423	$(130,682)	$(33,558)	$428,548
Net income	—	—	—	22,558	—	—	22,558
Issuances of stock related to restricted share units and performance shares	4	—	—	—	—	—	—
Restricted stock issuances	58	6	941	—	—	—	947
Unrecognized compensation expense related to restricted stock awards	—	—	(946)	—	—	—	(946)
Cash dividends declared, $0.01 per common share	—	—	—	(584)	—	—	(584)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(32)	(3)	2,133	—	—	—	2,130
Foreign currency translation adjustment	—	—	—	—	(2,022)	—	(2,022)
Pension liability adjustment	—	—	—	—	—	534	534
Balance, at June 30, 2024	58,303	$5,830	$254,666	$356,397	$(132,704)	$(33,024)	$451,165
Net income	—	—	—	28,443	—	—	28,443
Issuances of stock related to restricted share units	3	—	—	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(582)	—	—	(582)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(2)	—	2,616	—	—	—	2,616
Foreign currency translation adjustment	—	—	—	—	21,131	—	21,131
Pension liability adjustment	—	—	—	—	—	(1,210)	(1,210)
Balance, at September 29, 2024	58,304	$5,830	$257,282	$384,258	$(111,573)	$(34,234)	$501,563

Repurchase of Common Stock
In May 2022, the Company adopted a share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the nine months ended September 28, 2025, the Company repurchased 250,000 shares of common stock at a weighted average price of $20.57 per share pursuant to this program.
Stock Incentive Plan
The Company has share-based employee compensation plans, which are described more fully in Note 14 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
Restricted Stock Awards
Compensation expense related to restricted stock grants was $0.4 million and $1.9 million for the nine months ended September 28, 2025 and September 29, 2024, respectively. The Company has reduced its expense for any restricted stock forfeited during the period. All restricted stock awards outstanding as of December 29, 2024 have fully vested and there is no unrecognized compensation expense as of September 28, 2025.
Restricted Share Unit Awards
Compensation expense related to the restricted share units was $4.6 million and $2.6 million for the nine months ended September 28, 2025 and September 29, 2024, respectively. The Company has reduced its expense for any restricted share units forfeited during the period.
The following table summarizes restricted share units outstanding as of September 28, 2025, as well as activity during the nine months then ended:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2024	823,300	$11.76
Granted	320,900	21.67
Vested	(338,000)	11.88
Forfeited or canceled	(25,200)	16.97
Outstanding at September 28, 2025	781,000	$15.61
As of September 28, 2025, the unrecognized total compensation cost related to unvested restricted share units was $8.0 million. That cost is expected to be recognized by the first quarter of 2028.
Performance Share Awards
The following table summarizes the performance shares outstanding as of September 28, 2025, as well as the activity during the nine months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2024	1,171,700	$12.23
Granted	303,200	19.94
Vested	(375,500)	12.99
Forfeited or canceled	(19,300)	17.87
Outstanding at September 28, 2025	1,080,100	$14.03

Compensation expense related to the performance shares was $5.5 million and $4.7 million for the nine months ended September 28, 2025 and September 29, 2024, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $8.9 million as of September 28, 2025. The amount and timing of future compensation expense will depend on the performance of the Company. The compensation expense related to these outstanding performance shares is expected to be recognized by the first quarter of 2028.
The tax benefit recognized with respect to restricted stock, restricted share units and performance shares was approximately $1.0 million for the nine months ended September 28, 2025.

NOTE 7 – LEASES
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of September 28, 2025 and December 29, 2024:

	September 28, 2025		December 29, 2024
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$77,596		$76,815

Current portion of operating lease liabilities	$13,561		$12,296
Operating lease liabilities	68,692		68,092
Total operating lease liabilities	$82,253		$80,388

Property, plant and equipment, net		$7,857		$8,079

Accrued expenses		$2,759		$2,657
Other long-term liabilities		5,493		5,797
Total finance lease liabilities		$8,252		$8,454
As of September 28, 2025, there were no significant leases that had not commenced.
Lease Costs

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$883	$766	$2,600	$2,291
Interest on lease liabilities	137	119	413	328
Operating lease cost	5,152	4,824	15,271	14,635
Short-term lease cost	116	241	412	637
Variable lease cost	1,007	805	2,496	2,140
Total lease cost	$7,295	$6,755	$21,192	$20,031

Other Supplemental Information

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$132	$115	$397	$316
Operating cash flows from operating leases	4,696	4,377	13,743	12,797
Financing cash flows from finance leases	738	723	2,282	2,160
Right-of-use assets obtained in exchange for new finance lease liabilities	559	780	1,545	2,361
Right-of-use assets obtained in exchange for new operating lease liabilities	691	2,318	6,318	3,217
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of September 28, 2025 and December 29, 2024:

	September 28, 2025	December 29, 2024
Weighted-average remaining lease term – finance leases (in years)	3.39	3.61
Weighted-average remaining lease term – operating leases (in years)	7.30	7.68
Weighted-average discount rate – finance leases	6.65%	6.44%
Weighted-average discount rate – operating leases	6.42%	6.39%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2025 (excluding the nine months ended September 28, 2025)	$4,715	$836
2026	19,115	3,195
2027	16,008	2,531
2028	12,586	1,576
2029	10,973	715
Thereafter	40,384	372
Total future minimum lease payments (undiscounted)	103,781	9,225
Less: Present value discount	(21,528)	(973)
Total lease liabilities	$82,253	$8,252

NOTE 8 – EMPLOYEE BENEFIT PLANS
The Company has defined benefit and multi-employer pension plans, which are described more fully in Note 19 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 29, 2024.
During the three and nine month periods ended September 28, 2025 and September 29, 2024, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.8 million and $2.1 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and nine months ended September 28, 2025 and September 29, 2024:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plans (Europe)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands)
Interest cost	$1,961	$1,746	$5,703	$5,158
Expected return on plan assets	(2,094)	(2,009)	(6,093)	(5,930)
Amortization of prior service cost	48	46	139	135
Amortization of net actuarial losses	405	274	1,178	810
Net periodic benefit cost	$320	$57	$927	$173

	Three Months Ended		Nine Months Ended
Salary Continuation Plan	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands)
Interest cost	$274	$267	$823	$799
Amortization of net actuarial losses	47	59	142	179
Net periodic benefit cost	$321	$326	$965	$978

	Three Months Ended		Nine Months Ended
nora Defined Benefit Plan	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands)
Service cost	$115	$126	$329	$376
Interest cost	281	268	806	794
Amortization of net actuarial gains	(91)	—	(263)	—
Net periodic benefit cost	$305	$394	$872	$1,170
The service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense, net, in the consolidated condensed statements of operations.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The ending balance and the change in the carrying amount of goodwill for the nine months ended September 28, 2025 is as follows:

Goodwill(1)
(in thousands)
Balance, at December 29, 2024	$99,887
Foreign currency translation(2)	11,612
Balance, at September 28, 2025	$111,499
(1) The goodwill balance is allocated entirely to the AMS reportable segment.
(2) A portion of the goodwill balance is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.
The net carrying value of intangible assets other than goodwill was $50.6 million and $48.3 million at September 28, 2025 and December 29, 2024, respectively.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”). The CODM uses AOI to evaluate segment operating results compared to expectations. AOI is also used by the CODM to develop variable compensation targets and make capital spend decisions. AOI excludes: nora purchase accounting amortization; restructuring, asset impairment, severance, and other, net, and the impact of a cyber event. Intersegment revenues for the three and nine months ended September 28, 2025, were $28.6 million and $92.4 million, respectively, and intersegment revenues for the three and nine months ended September 29, 2024, were $19.1 million and $60.4 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
The following table outlines information by reportable segment including net sales, significant segment expenses, and AOI. The table also includes a reconciliation to income before taxes for the three and nine months ended September 28, 2025 and September 29, 2024.

	Three Months Ended
	September 28, 2025			September 29, 2024
	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL
	(in thousands)
Net sales	$218,614	$145,912	$364,526	$210,155	$134,115	$344,270

Less: significant segment expenses (1)
Adjusted cost of sales (2)	127,566	92,862		128,668	86,665
Adjusted selling, general, & administrative expenses (3)	50,572	39,380		49,300	36,151
Segment AOI	40,476	13,670	54,146	32,187	11,299	43,486
Reconciliation of AOI to income before taxes
Restructuring, severance, asset impairment and other, net			319			—
Purchase accounting amortization			467			1,311
Interest expense			4,211			5,721
Other expense, net			659			381
Income before taxes			$48,490			$36,073
(1) Significant segment expense categories and amounts align with segment level information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include allocation of corporate overhead and global support costs. Intersegment expenses are excluded.
(2) Adjusted cost of sales excludes purchase accounting amortization.
(3) Adjusted selling, general, and administrative expenses exclude restructuring, asset impairment, severance, and other, net.

	Nine Months Ended
	September 28, 2025			September 29, 2024
	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL
	(in thousands)
Net sales	$637,994	$399,467	$1,037,461	$595,082	$385,566	$980,648

Less: significant segment expenses (1)
Adjusted cost of sales (2)	371,134	260,683		369,699	246,410
Adjusted selling, general, & administrative expenses (3)	157,676	112,459		148,169	107,754
Segment AOI	109,184	26,325	135,509	77,214	31,402	108,616
Reconciliation of AOI to income before taxes
Restructuring, severance, asset impairment and other, net			3,802			330
Purchase accounting amortization			3,073			3,895
Cyber event impact			—			(381)
Interest expense			13,069			18,317
Other expense, net			5,773			237
Income before taxes			$109,792			$86,218
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

Segment depreciation and amortization for the three and nine months ended September 28, 2025 and September 29, 2024 is presented as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(in thousands)		(in thousands)
Depreciation and amortization
AMS	$4,748	$4,453	$14,075	$13,252
EAAA	5,188	5,449	15,091	15,994
Total depreciation and amortization	$9,936	$9,902	$29,166	$29,246

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts is presented as follows:

	September 28, 2025	December 29, 2024
	(in thousands)
Assets
AMS	$645,906	$644,085
EAAA	644,650	587,639
Total segment assets	1,290,556	1,231,724
Corporate assets	180,361	111,761
Eliminations	(140,394)	(172,669)
Total reported assets	$1,330,523	$1,170,816

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the nine months ended September 28, 2025 and September 29, 2024 is presented in the following table:

	Nine Months Ended
	September 28, 2025	September 29, 2024
	(in thousands)
Cash paid for interest	$9,183	$13,659
Cash paid for income taxes, net of refunds	26,919	25,905
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

During the nine months ended September 28, 2025, the Company recorded a total income tax provision of $18.1 million on pre-tax income of $109.8 million resulting in an effective tax rate of 16.5%, as compared to a total income tax provision of $21.0 million on pre-tax income of $86.2 million resulting in an effective tax rate of 24.4% during the nine months ended September 29, 2024. The decrease in the effective tax rate for the nine months ended September 28, 2025 as compared to the nine months ended September 29, 2024, was primarily due to the remeasurement and adjustment of deferred taxes as discussed below and a favorable mix of geographic earnings.

In July 2025, Germany enacted tax legislation to gradually reduce the corporate income tax rate. The current income tax rate of 15% is set to decrease by 1% annually beginning in 2028 reaching 10% by 2032. As a result of this change to tax rates, deferred assets and liabilities were remeasured using the new rates applicable to the periods in which the underlying temporary differences are expected to reverse. The remeasurement of the Company’s German deferred tax positions and other deferred tax adjustments resulted in a favorable deferred income tax benefit of $10.4 million in the quarter ended September 28, 2025.

On July 4, 2025, the U.S. enacted H.R. 1, commonly referred to as the One Big Beautiful Bill Act (“OBBBA”). The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBBA did not have a material impact on our estimated annual effective tax rate in 2025. As we continue to analyze the impact of the OBBBA, we expect it to reduce our cash taxes owed in the current year.

On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Many non-U.S. tax jurisdictions have enacted legislation to adopt the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) or announced plans to enact legislation in future years. For fiscal year 2025, we do not expect these provisions to have a material impact on the Company’s financial statements. We will continue to closely monitor ongoing developments and evaluate any potential impact on future periods.
In the first nine months of 2025, the Company increased its liability for unrecognized tax benefits by $0.3 million. As of September 28, 2025, the Company had accrued approximately $5.1 million for unrecognized tax benefits. The Company’s deferred tax asset as of September 28, 2025, reflects a reduction of $2.5 million of these unrecognized tax benefits.
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

NOTE 13 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCL”), before tax, to the consolidated condensed statements of operations during the three and nine months ended September 28, 2025 and September 29, 2024 are reflected in the tables below:

		Three Months Ended		Nine Months Ended
	Statement of Operations Location	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
		(in thousands)		(in thousands)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	$(409)	$(379)	$(1,196)	$(1,124)
Total loss reclassified from AOCL		$(409)	$(379)	$(1,196)	$(1,124)

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

The case was removed by defendant 3M Company to the United States District Court for the Middle District of Alabama, Case No. 3:25-cv-411-ECM-CWB. Subsequently, a motion was filed to transfer the case to the Multi-District Litigation (MDL) concerning Aqueous Film-Forming Foams (AFFF) Products Liability Litigation, and the plaintiff filed a motion to remand the case to the Circuit Court of Lee County, Alabama. On October 9, 2025, the United States Judicial Panel on Multidistrict Litigation issued a Transfer Order directing that the case be transferred to the District of South Carolina for inclusion in MDL No. 2873.

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

On October 2, 2025, the U.S. Court of Appeals for 11th Circuit issued its opinion affirming the District Court's summary judgment in favor of the Company.

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

The following table presents the carrying values and estimated fair values, including the level within the fair value hierarchy, of certain financial instruments:

	September 28, 2025			December 29, 2024
	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)
	(in thousands)
Assets:
Company-owned life insurance	$22,992	$—	$22,992	$22,911	$—	$22,911
Deferred compensation investments	32,357	7,977	24,379	30,521	8,697	21,824

Liabilities(1):
Borrowings under Syndicated Credit Facility(2)	10,054	—	10,054	5,564	—	5,564
5.50% Senior Notes due 2028(3)	300,000	—	300,081	300,000	—	294,738
(1) Carrying values are presented gross, excluding the impact of unamortized debt issuance costs and including amounts presented as current liabilities on the consolidated condensed balance sheets.
(2) Unamortized debt issuance costs associated with the revolving loan borrowings under the Facility were $0.8 million and $1.1 million as of September 28, 2025 and December 29, 2024, respectively, and are recorded as other assets in the consolidated condensed balance sheets. The carrying value of borrowings under the Facility approximates fair value as the Facility bears variable interest rates that are similar to existing market rates. The fair value of borrowings under the Facility is estimated using observable market rates.
(3) Unamortized debt issuance costs associated with the Senior Notes, recorded as a reduction of long-term debt in the consolidated condensed balance sheets, were $2.3 million and $2.8 million as of September 28, 2025 and December 29, 2024, respectively. Fair value of the Senior Notes is derived using quoted prices for similar instruments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended September 28, 2025, or as of, September 28, 2025, and the comparable periods of 2024, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The nine-month periods ended September 28, 2025 and September 29, 2024 both include 39 weeks. The three-month periods ended September 28, 2025 and September 29, 2024 both include 13 weeks.
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

Executive Overview
During the quarter ended September 28, 2025, we had consolidated net sales of $364.5 million, up 5.9% compared to $344.3 million in the third quarter last year, primarily due to higher customer demand — particularly in the healthcare and corporate office market segments — and higher average sales prices. Consolidated operating income was $53.4 million for the third quarter of 2025 compared to $42.2 million in the third quarter last year, primarily due to higher sales and higher gross profit margin driven by higher pricing and favorable product mix combined with manufacturing efficiencies that offset higher raw material and tariff-related costs. Consolidated net income for the quarter ended September 28, 2025, was $46.1 million, or $0.78 per diluted share, compared to $28.4 million, or $0.48 per diluted share, in the third quarter last year.
During the first nine months of 2025, we had consolidated net sales of $1,037.5 million, up 5.8% compared to $980.6 million in the first nine months of last year, primarily due to higher customer demand — particularly in the healthcare and education market segments. Consolidated operating income was $128.6 million for the first nine months of 2025, compared to $104.8 million in the same period last year, primarily due to higher sales and higher gross profit margin due to the same factors discussed above for the third quarter 2025. Consolidated net income for the nine months ended September 28, 2025, was $91.7 million, or $1.55 per diluted share, compared to $65.2 million, or $1.11 per diluted share, in the same period last year.
Impact of Macroeconomic Trends
Disruptions in global economic markets due to the impact of government-imposed tariffs and retaliatory tariffs, supply chain challenges and disruptions, significant pressures in the commercial office market globally, inflation, slow market conditions in certain parts of the globe, the Russia-Ukraine war and the conflict in the Middle East, all pose challenges which may adversely affect our future performance. We plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and nine-month periods ended September 28, 2025 and September 29, 2024:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.6	62.9	61.2	63.2
Gross profit	39.4	37.1	38.8	36.8
Selling, general and administrative expenses	24.8	24.8	26.4	26.1
Operating income	14.6	12.3	12.4	10.7
Interest/Other expense, net	1.3	1.8	1.9	1.9
Income before income tax expense	13.3	10.5	10.5	8.8
Income tax expense	0.6	2.2	1.7	2.1
Net income	12.7%	8.3%	8.8%	6.7%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month and nine-month periods ended September 28, 2025, and September 29, 2024:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 28, 2025	September 29, 2024		September 28, 2025	September 29, 2024
	(in thousands)			(in thousands)
Consolidated net sales	$364,526	$344,270	5.9%	$1,037,461	$980,648	5.8%
For the quarter ended September 28, 2025, consolidated net sales increased $20.3 million (5.9%) versus the comparable period in 2024, primarily due to higher average sales prices (approximately 4%) and higher sales volume (approximately 2%). Currency fluctuations had a positive impact on consolidated net sales of approximately $5.9 million (1.7%) for the third quarter of 2025, compared to the same period last year, primarily from the strengthening of the Euro against the U.S. dollar. On a market segment basis, the sales increase was primarily in the healthcare and corporate office market segments, partially offset by lower sales in the retail and education market segments.
For the nine months ended September 28, 2025, consolidated net sales increased $56.8 million (5.8%) versus the comparable period in 2024, primarily due to higher sales volume (approximately 4%) - particularly rubber sales -- and higher average sales prices (approximately 2%). Currency fluctuations had a positive impact on consolidated net sales of approximately $6.0 million (0.6%) for the first nine months of 2025 due to the factors discussed above for the current quarter. On a market segment basis, the sales increase was primarily in the healthcare, education, public buildings, and transportation market segments.

Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended September 28, 2025, and September 29, 2024:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 28, 2025	September 29, 2024		September 28, 2025	September 29, 2024
	(in thousands)			(in thousands)
Consolidated cost of sales	$220,894	$216,645	2.0%	$634,889	$620,005	2.4%
Consolidated selling, general and administrative expenses	90,272	85,450	5.6%	273,938	255,871	7.1%
Consolidated Cost of Sales
For the quarter ended September 28, 2025, consolidated cost of sales increased $4.2 million (2.0%) compared to the third quarter of 2024, primarily due to higher sales volume and tariff costs on rubber and luxury vinyl tile products imported into the U.S. (approximately $2.8 million) partially offset by lower manufacturing costs driven by favorable fixed cost absorption and production efficiencies. Currency translation had a negative impact on consolidated cost of sales in the third quarter of 2025 and increased our costs by approximately $3.5 million (1.6%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 60.6% for the third quarter of 2025 versus 62.9% for the third quarter of 2024.
For the nine months ended September 28, 2025, consolidated cost of sales increased $14.9 million (2.4%) versus the comparable period in 2024, primarily due to higher sales and tariff costs as discussed above partially offset by lower manufacturing costs driven by favorable fixed cost absorption and production efficiencies. Currency translation had a negative impact on consolidated cost of sales for the first nine months of 2025 and increased our costs by approximately $3.5 million (0.6%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 61.2% for the first nine months of 2025 versus 63.2% for the first nine months of 2024.
Consolidated Gross Profit
For the quarter ended September 28, 2025, gross profit, as a percentage of net sales, was 39.4% compared with 37.1% in the same period last year. The increase in gross profit percentage was primarily due to higher average sales prices and favorable product mix (approximately 1%) combined with favorable manufacturing costs (approximately 1%) as discussed above.
For the nine months ended September 28, 2025, gross profit, as a percentage of net sales, was 38.8% compared with 36.8% in the same period last year. The increase in gross profit percentage was primarily due to higher average sales prices and favorable product mix (approximately 1%) and lower manufacturing costs (approximately 1%) as discussed above.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended September 28, 2025, consolidated SG&A expenses increased $4.8 million (5.6%) versus the comparable period in 2024. Currency fluctuations had a negative impact on consolidated SG&A expenses of approximately $1.3 million (1.5%) in the third quarter of 2025 compared to the same period last year. SG&A expenses were higher for the third quarter of 2025 primarily due to (i) higher variable compensation of $3.4 million as a result of higher commissions on higher sales and (ii) higher bonus costs driven by improved operating results and higher labor costs of approximately $1.3 million. As a percentage of net sales, SG&A expenses were 24.8% for both the third quarter of 2025 and the third quarter of 2024.

For the nine months ended September 28, 2025, consolidated SG&A expenses increased $18.1 million (7.1%) versus the comparable period in 2024. Currency translation had a negative impact on consolidated SG&A expenses of approximately $1.3 million (0.5%) in the first nine months of 2025 compared to the same period last year. SG&A expenses were higher for the first nine months of 2025 primarily due to (i) higher variable compensation of $6.9 million as a result of higher commissions on higher sales and higher bonus costs driven by improved operating results, (ii) higher employee benefits and labor costs of $5.5 million, and (iii) higher severance costs of $3.5 million due to employee separations. As a percentage of net sales, SG&A expenses increased to 26.4% for the first nine months of 2025 versus 26.1% for the first nine months of 2024.
Interest Expense
During the quarter ended September 28, 2025, interest expense was $4.2 million, a decrease of $1.5 million from the comparable period in 2024, primarily due to lower outstanding term loan borrowings under the Facility. For the nine months ended September 28, 2025, interest expense was $13.1 million, a decrease of $5.2 million from the comparable period in 2024, primarily due to lower outstanding term loan borrowings as discussed above.
Provision for Income Taxes
The effective tax rate for the three and nine months ended September 28, 2025, was 4.8% and 16.5%, respectively, compared to 21.2% and 24.4% for the same periods in 2024. The decrease in the effective tax rate for the three and nine months ended September 28, 2025, compared to the same periods in the prior year was primarily due to the remeasurement and adjustment of deferred taxes and a favorable mix of geographic earnings.
See Note 12 entitled “Income Taxes” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information, including a discussion of the remeasurement and adjustment of deferred taxes that was recognized in the third quarter of 2025.
Segment Operating Results
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month and nine-month periods ended September 28, 2025, and September 29, 2024:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 28, 2025	September 29, 2024		September 28, 2025	September 29, 2024
	(in thousands)			(in thousands)
AMS segment net sales	$218,614	$210,155	4.0%	$637,994	$595,082	7.2%
AMS segment AOI(1)	40,476	32,187	25.8%	109,184	77,214	41.4%
(1) Includes allocation of corporate and global support SG&A expenses. Excludes restructuring, asset impairment, severance, and other, net and the impact of a cyber event. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the third quarter of 2025, net sales in AMS increased 4.0% versus the comparable period in 2024, primarily due to higher average sales prices and higher volume. On a market segment basis, the AMS sales increase was primarily in the healthcare and corporate office market segments partially offset by a decrease in the retail market segment.
During the first nine months of 2025, net sales in AMS increased 7.2% versus the comparable period in 2024, primarily due to higher average sales prices and higher sales volume - particularly increased rubber flooring volume. On a market segment basis, the AMS sales increase was primarily in the healthcare, education, and corporate office market segments.
AOI in AMS increased 25.8% during the third quarter of 2025 compared to the prior year period, primarily due to higher sales and gross profit margin due to higher average sales prices, favorable product mix, and manufacturing efficiencies, partially offset by tariff costs. As a percentage of net sales, AOI increased to 18.5% during the third quarter of 2025 compared to 15.3% in the same period last year.

AOI in AMS increased 41.4% during the first nine months of 2025 compared to the prior year period, primarily due to higher sales and gross profit margin due to higher average sales prices, favorable product mix, and manufacturing efficiencies, partially offset by tariff costs. As a percentage of net sales, AOI increased to 17.1% during the first nine months of 2025 compared to 13.0% in the same period last year.

EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month and nine-month periods ended September 28, 2025, and September 29, 2024:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	September 28, 2025	September 29, 2024		September 28, 2025	September 29, 2024
	(in thousands)			(in thousands)
EAAA segment net sales	$145,912	$134,115	8.8%	$399,467	$385,566	3.6%
EAAA segment AOI(1)	13,670	11,299	21.0%	26,325	31,402	(16.2)%
(1) Includes allocation of corporate and global support SG&A expenses. Excludes purchase accounting amortization, restructuring, asset impairment, severance and other, net, and the impact of a cyber event. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the third quarter of 2025, net sales in EAAA increased 8.8% versus the comparable period in 2024, primarily due to favorable currency fluctuations of approximately $6.0 million (4.5%) from the strengthening of the Euro against the U.S. dollar, higher sales volume, and higher average sales prices. On a market segment basis, the EAAA sales increase was primarily in the corporate office, transportation, and healthcare market segments.
During the first nine months of 2025, net sales in EAAA increased 3.6% versus the comparable period in 2024, primarily due to favorable currency fluctuations of approximately $7.0 million (1.8%), higher sales volume, and higher average sales prices. On a market segment basis, the EAAA sales increase was primarily in the transportation, public buildings, and healthcare market segments, partially offset by a decrease in the corporate office market segment.
AOI in EAAA increased 21.0% during the third quarter of 2025 versus the comparable period in 2024, primarily due to higher gross profit margin primarily driven by higher average sales prices. Currency fluctuations had a positive impact on EAAA AOI of approximately $1.2 million (5.6%) for the third quarter of 2025 compared to the same period last year. As a percentage of net sales, AOI increased to 9.4% during the third quarter of 2025 compared to 8.4% in the same period last year.
AOI in EAAA decreased 16.2% during the first nine months of 2025 versus the comparable period in 2024, primarily due to lower gross profit margin driven by higher raw material input costs and unfavorable fixed cost absorption in our manufacturing facilities. Currency fluctuations had a positive impact on AOI of approximately $1.5 million (2.4%) for the first nine months of 2025 compared to the same period in 2024. As a percentage of net sales, AOI decreased to 6.6% during the first nine months of 2025 compared to 8.1% in the same period last year.

Financial Condition, Liquidity and Capital Resources
General
At September 28, 2025, the Company had $187.4 million in cash. At that date, the Company had $5.5 million in term loan borrowings, $4.6 million in revolving loan borrowings, and $0.6 million in letters of credit outstanding under our Facility, and we had $300.0 million of Senior Notes outstanding. As of September 28, 2025, we had additional borrowing capacity of $294.8 million under the Facility. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
The Senior Notes are unsecured and are guaranteed, jointly and severally, by each of the Company’s material domestic subsidiaries, all of which also guarantee the obligations of the Company under its Facility. The Company’s foreign subsidiaries and certain non-material domestic subsidiaries are considered non-guarantors. Net sales for the non-guarantor subsidiaries were approximately $159 million and $442 million for the three-month and nine-month periods ended September 28, 2025, respectively, and net sales for the non-guarantor subsidiaries were approximately $149 million and $427 million for the three-month and nine-month periods ended September 29, 2024, respectively. Total indebtedness of the non-guarantor subsidiaries was approximately $13 million and $102 million as of September 28, 2025 and December 29, 2024, respectively. During the three months ended September 28, 2025, certain outstanding debt owed by the non-guarantor subsidiaries was partially repaid and partially contributed by a guarantor subsidiary to the capital of a non-guarantor subsidiary, reducing total indebtedness of the non-guarantor subsidiaries by approximately $105 million.
Balance Sheet
Accounts receivable, net, were $187.1 million at September 28, 2025, compared to $171.1 million at December 29, 2024. The increase of $16.0 million was primarily due to the impact of higher net sales as a result of increased customer demand in 2025.
Inventories, net, were $286.8 million at September 28, 2025, compared to $260.6 million at December 29, 2024. The increase of $26.2 million was primarily due to finished goods inventory build attributable to higher expected customer demand in the remainder of 2025.
Analysis of Cash Flows
The following table presents a summary of cash flows for the nine-month periods ended September 28, 2025 and September 29, 2024, respectively:

	Nine Months Ended
	September 28, 2025	September 29, 2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$118,596	$110,387
Investing activities	(25,477)	(16,694)
Financing activities	(13,995)	(89,545)
Effect of exchange rate changes on cash	9,005	955
Net change in cash and cash equivalents	88,129	5,103
Cash and cash equivalents at beginning of period	99,226	110,498
Cash and cash equivalents at end of period	$187,355	$115,601
Cash provided by operating activities was $118.6 million for the nine months ended September 28, 2025, which represents an increase of $8.2 million from the prior year comparable period, primarily attributable to higher net income for the nine months ended September 28, 2025, partially offset by a higher use of cash related to inventory build as discussed above.

Cash used in investing activities was $25.5 million for the nine months ended September 28, 2025, which represents an increase of $8.8 million from the prior year comparable period, primarily attributable to a greater capital investment in manufacturing automation and robotics solutions during the first nine months of 2025.
Cash used in financing activities was $14.0 million for the nine months ended September 28, 2025, which represents a decrease of $75.6 million from the prior year comparable period. The decrease was primarily attributable to lower outstanding borrowings under the credit facility resulting in lower repayments during the first nine months of 2025 compared to the prior year period. Additionally, the repurchase of common stock during the first nine months of 2025 contributed to the use of cash for the current period.
Share Repurchases
In May 2022, the Company adopted a share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the nine months ended September 28, 2025, the Company repurchased 250,000 shares of common stock at a weighted average price of $20.57 per share pursuant to this program.
Outlook
Based on the strength of our third quarter and year to date 2025 results, we increased our outlook for the full fiscal year of 2025, while acknowledging a challenging and uncertain global macroeconomic environment. We anticipate net sales growth in the fourth quarter of fiscal year 2025 compared with the same period last year. We also expect to incur tariff costs during the remainder of 2025, and we anticipate offsetting these costs through pricing and productivity initiatives.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including raw material availability and cost, and demand for our products.
Backlog
As of October 19, 2025, the consolidated backlog of unshipped orders was approximately $244.4 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, backlog was approximately $223.4 million as of February 2, 2025. Disruptions in supply and distribution chains have resulted in delays of construction projects and flooring installations in many regions worldwide, which also have caused, and may continue to cause, fluctuations in our backlog.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the nine months ended September 28, 2025, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of September 28, 2025, based on a hypothetical immediate 100 basis point increase in interest rates, with all other variables held constant, the fair value of our fixed rate long-term debt would be impacted by a net decrease of $6.5 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of our fixed rate long-term debt of $0.5 million.
As of September 28, 2025, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a respective decrease or increase in the net fair value of our financial instruments of $14.6 million. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended September 28, 2025:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 30 – July 27, 2025(3)	32,870	$21.44	32,500	$77,850,082
July 28 – August 24, 2025(3)	473	25.71	—	77,850,082
August 25 – September 28, 2025(3)	23,077	26.72	—	77,850,082
Total	56,420	$23.64	32,500
(1) The monthly periods identified above correspond to the Company’s fiscal third quarter of 2025, which commenced June 30, 2025 and ended September 28, 2025.
(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date.
(3) Comprised or partially comprised of shares received by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 28, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 28, 2025, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 4, 2025	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)