Form 10-K
period 2025-12-28
INTERFACE INC
filed 2026-02-25
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K

 ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 28, 2025

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 27, 2025: $1,203,605,034 (57,097,013 shares valued at the closing sale price of $21.08 on June 27, 2025). See Item 12.
 Number of shares outstanding of each of the registrant’s classes of Common Stock, as of February 13, 2026:

Class	Number of Shares
Common Stock, $0.10 par value per share	57,963,488
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

References in this Annual Report on Form 10-K to “Interface,” “the Company,” “we,” “our,” “ours” and “us” refer to Interface, Inc. and its subsidiaries or any of them, unless the context requires otherwise.

Interface, Inc. was incorporated in Georgia in 1973 and is a global flooring solutions company offering an integrated portfolio of flooring products to customers, including carpet tile, luxury vinyl tile (“LVT”), nora® rubber flooring, and FLOR® premium area rugs. We are a global sustainability leader and offer an extensive range of low carbon and cradle-to-gate carbon negative products that prioritize our sustainability goals.

Over the past decade, we have evolved from a company focused primarily on modular carpet into an integrated flooring solutions provider. In late 2016, we began offering LVT products in select markets, expanding globally in 2017 to capitalize on the high-growth resilient flooring market. In 2018, we acquired nora systems GmbH, adding rubber flooring to our portfolio and strengthening our position in healthcare, education, and transportation market segments. In 2020, we launched our CQuest™ carbon negative carpet tile backings, and in 2021 we set carbon reduction targets validated by the Science Based Targets Initiative. We have also implemented our One Interface strategy, a multi-year organizational initiative that positions us to operate as one global team across our integrated product portfolio. These developments have helped us to diversify beyond our traditional corporate office market segment, building a more resilient revenue base across education, healthcare, government, hospitality, and other commercial end-markets.

As a global company with a reputation for high quality, reliability and premium positioning, we market our integrated portfolio for carpet tile under the established brand names Interface® and FLOR®, we market LVT under the brand Interface®, and we market rubber flooring under the brands noraplan® and norament®.

Reportable Segments

The Company has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment includes the United States, Canada and Latin America geographic areas. See Note 19 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.

Below is a summary of total net sales percentages by reportable segment for the last three fiscal years.

	2025	2024	2023
AMS	61%	61%	58%
EAAA	39%	39%	42%

Market Factors

Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business spaces. We believe the appeal and utilization of our products will continue to grow, and we are using our considerable skills and experience with designing, producing and marketing our products to make us a market leader. We primarily focus our sales efforts on the corporate office, education, healthcare, public buildings, retail, transportation, and residential living market segments.
Disruptions in global economic markets due to the impact of government-imposed tariffs and retaliatory tariffs, supply chain challenges and disruptions, significant pressures in the commercial office market globally, inflation, slow market conditions in certain parts of the globe, and geopolitical factors including wars and other conflicts, all pose challenges for us and impact the markets we operate in.

Products and Services

Our AMS and EAAA reportable segments sell the same products within their respective geographical regions.

Modular Carpet

Our modular carpet systems are marketed under the established brands Interface and FLOR. We manufacture carpet tile in precise, dimensionally stable squares - usually 50 cm x 50 cm tiles as well as planks in varying sizes. Carpet tile is produced in a variety of colors, patterns, textures, pile heights, and densities. These options are designed to meet the practical and aesthetic needs of a broad spectrum of commercial interiors — particularly offices, educational facilities, healthcare facilities, government-related facilities (including but not limited to airports), retail spaces, hospitality spaces, and residential interiors. We make carpet tile with yarn containing varying degrees of recycled post-consumer nylon, depending on the style and color. We also make carpet tile backing containing post-industrial and/or post-consumer recycled materials. While we continue to manufacture and sell a substantial portion of our carpet tile in standard styles, most of our modular carpet sales in the Americas and Asia-Pacific regions are made-to-order products designed to meet customer specifications.

We design our carpet tile backing options for dimensional stability. Our two primary backing platforms are:
•GlasBac® - this backing includes a fiberglass-reinforced polymeric composite that reduces the need for adhesives or fasteners.
•CQuest™ backings include bio-based materials and recycled content. When measured on a stand-alone basis, the backings are net carbon negative (see discussion below for additional information).

Key Modular Carpet Products

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

In 2020, we achieved a substantial milestone in our journey toward becoming a sustainable enterprise. Simultaneously with the launch of our CQuest backings described above, we introduced in the Americas and subsequently in our EAAA geographical regions, our first ever “cradle-to-gate” carbon negative carpet tile products in three unique styles: Shishu Stitch™, Tokyo Texture™, and Zen Stitch™. These pioneering products, which are part of our Embodied Beauty™ collection, are created with a combination of our CQuestBioX carpet backing (featuring bio-based materials and more recycled content), specialty yarns and tufting processes that create a carpet tile with a net negative value of “embodied carbon.”

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

FLOR®

We launched our FLOR business in 2003 to target the residential market segment. In recent years, FLOR products have had crossover success in commercial markets. Our FLOR brand delivers premium area rugs made of modular carpet tile for residential and commercial spaces. We also offer customers the option to return their used FLOR carpet tiles to be recycled through our ReEntry program (see manufacturing and raw materials section below for additional information on our ReEntry program).

In 2024 we launched a successful, award-winning FLOR collection in collaboration with fashion designer Trina Turk and expanded the collaboration with new styles in 2025.

LVT

Interface began offering LVT products in late 2016 in select markets and expanded globally in 2017 to capitalize on the high-growth resilient market. Our LVT products share many of the same attributes and benefits as modular carpet tile but have a resilient or hard surface instead of a soft surface of yarn. Our LVT products offer printed top layers in a variety of aesthetic options, including natural woodgrains and stones, textured woodgrains, and textile patterns.

In 2025 we launched various LVT collections including Lasting Impressions, In the Mix, and Raw Materials, which offer new designs that balance the need for design aesthetics and durability. Our LVT products are engineered to the same or similar height as our modular carpet, which means customers can install our LVT, modular carpet, and rubber products side by side without transition strips or layering.

Our Sound Choice™ LVT backing system provides acoustic insulation without the need for additional underlayment, helping to reduce the impact of sound once installed.

nora® Rubber Flooring

We acquired nora systems, GmbH in 2018, to expand our resilient flooring offerings and drive growth in non-corporate office market segments. nora® represents a core part of our resilient flooring portfolio. Our nora rubber solutions are engineered to support operational efficiency, safety, health, and long-term performance in demanding environments. Designed without PVC or phthalate plasticizers, nora products offer durable, quiet, ergonomic, and low-maintenance flooring. With the established noraplan and norament brands we provide high-performing rubber flooring options to key market segments including healthcare, education, and transportation.

In January 2025, the Company unveiled the first of a kind carbon negative nora rubber flooring prototype, which has a carbon negative footprint when measured cradle to gate. Also, in 2025, we updated our norament brand in AMS adding new colorways and surface textures for enhanced slip resistance.

Other Products and Services

We sell our TacTiles carpet tile installation system, along with a variety of traditional adhesives and products for carpet installation and maintenance that are manufactured by a third party. We also continue to provide “turnkey” flooring project management services for a number of global accounts and other large customers.

Manufacturing and Raw Materials

We manufacture carpet tile at two locations in the United States and at facilities in the Netherlands, the United Kingdom, China and Australia. Our LVT products are manufactured by a third party in South Korea. We manufacture rubber flooring in Germany.

Our raw materials are generally available from multiple sources — both regionally and globally — with the exception of synthetic fiber (nylon yarn). For yarn, we principally rely upon two major global suppliers, but we also have a significant relationship with one other supplier. Although our number of principal yarn suppliers is limited, we do have the capability to manufacture carpet using yarn produced from two separate polymer feedstocks — nylon 6 and nylon 6,6 — which provides additional flexibility with respect to yarn supply inputs, if needed. Our global sourcing strategy, including with respect to our principal yarn suppliers and dual polymer manufacturing capability, allows us to help guard against any potential shortages of raw materials or raw material suppliers in a specific polymer supply chain. For rubber flooring, the key polymer raw materials are available from multiple sources, and we can source both synthetic and natural rubber depending on product specification and material availability.

The environmental management systems of our manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands, China and Australia are certified under International Standards Organization (ISO) Standard No. 14001. Nora’s manufacturing facility, which is located in Weinheim, Germany, is ISO14001 certified as well and sells the majority of its products with the Blauer Engel label. Blauer Engel is the leading German institute that recognizes products that have environmentally friendly aspects.

Sales and Marketing

We distribute our products through two primary channels: (1) direct sales to end users; and (2) indirect sales through independent contractors, installers and distributors. We focus our marketing strategy on major accounts, seeking to build lasting relationships with national and multinational end-users, and on architects, interior designers, engineers, contracting firms, and other specifiers who often make or significantly influence purchasing decisions.

While the corporate office market segment, including new construction and renovation, is our largest, we also focus our sales efforts on other market segments, including healthcare, education, retail, government, hospitality, and residential living. Our marketing efforts are enhanced by the established and well-known brand names of our carpet products, including Interface and FLOR, as well as the strength of the nora rubber flooring brands of noraplan and norament.

An integral part of our marketing and sales efforts is our Interface Design Studio. This team of design experts creates custom-made samples of requested carpet designs to meet customer needs. In most cases, we can produce samples to customer specifications in less than five days. In addition, through our websites, we have made it easy to view and request samples of our products. We also use technology which allows us to provide digital, simulated samples of our products, which helps reduce raw material and energy consumption associated with our samples.

We primarily use our internal marketing and sales force teams to market our flooring products. In order to implement our global marketing strategy, we have product showrooms or design studios in the United States, England, France, Germany, Spain, the Netherlands, India, Australia, United Arab Emirates, Singapore, Hong Kong, China as well as in other key locations. We may open offices in other locations around the world as necessary to capitalize on opportunities.

Business Strategy

Interface delivers flooring solutions to its customers that align with the Company’s and our customers’ sustainability goals. Our business strategy is to leverage our leading position in modular carpet, product design, and global made-to-order capabilities to strengthen the performance of our integrated product portfolio across multiple market segments.

An important element of our overall business is our One Interface strategy. Launched as part of our broader evolution into an integrated flooring solutions company, this multi-year effort positions us for success by focusing on:

•Building strong global functions to support our selling teams
•Accelerating growth through enhanced commercial productivity
•Expanding margins through global supply chain management and simplifying operations
•Reinforcing our leadership in design, innovation, and sustainability.

By working as one team with one shared vision, we can scale innovation, accelerate decision making, and bring even more value to customers in every region we serve.

Key Initiatives

We are expanding and diversifying across key market segments to strengthen our business. While corporate office remains important, we are working to increase our presence in education, healthcare, government, hospitality, and residential living. This diversification is intended to reduce our exposure to cyclicality in any single segment and supports a more stable, resilient revenue base. Our market segmentation approach reflects this priority, with a focus on gaining share in emerging segments and strengthening our position across multiple geographies.

Our integrated portfolio and strong growth in resilient flooring provides our customers with more choice, flexibility, and design impact across the entire flooring landscape. We continue to expand our LVT offerings and grow our nora rubber flooring portfolio, ensuring smooth transitions between soft and hard surfaces with consistent modularity, acoustic benefits, and design coherence.

Innovation remains central to reinforcing our leadership in design and sustainability and to making sure our integrated portfolio meets evolving customer needs. We are committed to developing new solutions that push the boundaries of flooring design. We also plan to continue to focus on carbon reductions in our products and operations as we work toward achieving our science-based targets by 2030 and our goal to be carbon negative by 2040. These initiatives help differentiate Interface within the global flooring industry and strengthen our brand.

Sustainability Leadership

Our sustainability strategy began more than 25 years ago with initiatives aimed at reducing waste, environmental footprint and costs.

We aim to significantly reduce carbon emissions across our products, operations, and supply chain through advances in design, manufacturing, materials, and supplier collaboration. In 2021, we set a goal to reduce our CO2 emissions across our Company and supply chain by 2030 with targets validated by the Science Based Targets Initiative. Our targets are to reduce our absolute Scope 1 and 2 greenhouse gas emissions 50% by 2030 from a 2019 base year, and to reduce our absolute Scope 3 greenhouse gas emissions from purchased goods and services 50% and from business travel and employee commuting 30% by 2030 from a 2019 base year. We also set a separate goal to become a carbon negative enterprise by 2040.

Our leadership is reinforced by ongoing investment in technology and product innovation that reduces our carbon impact. Notable achievements include the following:
•Bio‑based and recycled materials: We incorporate more bio‑based and recycled inputs to reduce our product‑level carbon footprint.
•CQuest™ backings: We use bio‑based and recycled materials to create the carbon negative foundation of our carpet tile.

•Carbon negative carpet tile: We created the first cradle-to-gate carbon negative carpet tile in 2020 and now offer 200+ carbon negative styles.
•LVT recycled content: We increased recycled content across our LVT portfolio to further reduce its carbon footprint and support circular design.
•ReEntry®: We expanded our regional take‑back programs to reuse and recycle more flooring materials into new product cycles.

Interface’s sustainability leadership continues to receive recognition through key industry awards, reflecting the strength of our climate strategy and product innovation. Recent accolades include:

•GlobeScan Sustainability Leaders Survey: Ranked a Top 10 global sustainability leader for the 28th consecutive year in 2025.
•Metropolis Planet Positive Awards: Winner in the Corporate Sustainability Initiative category in 2025.
•Reuters Net Zero Leader Award: Recognized for Carbon Reduction Strategy in the Reuters Net Zero Leader program in 2025.
•WEF Circularity Lighthouse: Named a Circularity Lighthouse in the Built Environment by the World Economic Forum and McKinsey for pioneering circular solutions in 2024.

Seasonality

Our business reflects seasonal patterns that correlate to historical customer spending and commercial project timelines. Sales in the education market segment have increased in recent years, particularly in the second and third quarters as schools often schedule renovation projects during the summer months when schools are typically closed.

Competition

We compete, on a global basis, in the sale of our modular carpet, LVT, and rubber flooring against various companies who offer floor coverings including carpet tile, broadloom carpet, LVT, other hard surface flooring, and polished concrete.

While the flooring industry has experienced significant consolidation, a large number of manufacturers remain in the industry. A number of domestic and foreign competitors manufacture modular carpet as one segment of their business, and some of these competitors have financial resources greater than ours. In addition, some of the competing carpet manufacturers have the ability to extrude at least some of their requirements for fiber used in carpet products and own manufacturing facilities for their resilient product offerings, which decreases their dependence on third-party suppliers.

We believe the principal competitive factors in our primary floorcovering markets are brand recognition, quality, design, service, broad product lines, product performance, marketing strategy, pricing and sustainability. We believe the quality, service, design, performance, flexibility (such as design options, selective rotation or replacement, and use in combination with our resilient products), environmental footprint and convenience of our flooring products are our principal competitive advantages.

Our sustainability goals are a brand-enhancing, competitive strength. Many of our customers are concerned about the environmental and broader ecological implications of their operations and the products they use in them. Our modular carpet products have had inherent installation and maintenance advantages that have translated into greater efficiency and waste reduction. We are using raw materials and production technologies such as our CQuest backings, that directly reduce adverse impacts of those operations on the environment and limit our dependence on petrochemicals.

Product Design, Research and Development

We maintain an active research and development, product development and design staff. We also draw on the research and development efforts of our suppliers, particularly in the areas of fibers, yarns, and modular carpet backing materials. Innovation and increased customization in product design and styling are the principal focus of our product development efforts, and this focus has led to several design breakthroughs such as our CQuest backings and our i2 product line. Our design and development team is recognized as an industry leader in design and product engineering for the commercial and institutional markets.

David Oakey Designs provides design and consulting services to us pursuant to a consulting agreement, which can be terminated by either party upon six months prior written notice to the other party. David Oakey Designs has had a pivotal role in developing many of our innovative product designs, including products manufactured using state-of-the-art tufting technology, which allows us to pinpoint tufts of different colored yarns in virtually any arrangement within a carpet tile. These unique designs are best exemplified by our Urban Retreat®, Net Effect®, Human Nature® and World Woven® collections, which are sold throughout our international operations.

Our goal is to offer products with the lowest carbon footprint possible and products that help maintain a climate fit for life. Our cradle-to-gate carbon negative carpet tile features carbon negative materials in the CQuestBioX backing in combination with specialty yarns and tufting processes. We have developed innovative ways to work with recycled content and bio-based materials, which has led us to make carpet tiles that store carbon, preventing its release into the atmosphere.

Our nora rubber flooring products have also focused on innovative performance and design. Key innovations include our carbon negative nora rubber flooring prototype, which has a carbon negative footprint when measured cradle to gate and our self-adhesive nTx solution for nora tiles and sheet products. Notable changes in design include noraplan Iona introducing a rubber on rubber print, noraplan valua introducing natural woodlike colors and embossing, and noraplan unita that incorporates real granite parts in a rubber floor. The combination of performance and design makes nora the recognized market leader in rubber flooring.

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

Compliance with Government Regulations

We are subject to various federal, state and foreign laws and regulations that address various aspects of our business such as worker safety, privacy, trade sanctions and anticorruption. In addition, our operations are subject to laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The costs of complying with these laws and regulations have not had a material adverse impact on our financial condition or results of operations in the past and are not expected to have a material adverse impact in the future. The environmental management systems of our manufacturing facilities in LaGrange, Georgia, West Point, Georgia, Northern Ireland, the Netherlands, China, Germany and Australia are certified under ISO Standard No. 14001.

Our proactive approach to environmental compliance and our investments in sustainable manufacturing technologies have enhanced our competitive position. Many of our customers prioritize environmental performance in their purchasing decisions, and our carbon negative products, ISO 14001-certified facilities, and circular economy initiatives differentiate Interface in the commercial flooring market.

Backlog

Our backlog of unshipped orders was approximately $222.8 million at February 2, 2026, compared with approximately $223.4 million at February 2, 2025. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects. Disruptions in supply and distribution chains or delays in construction projects and flooring installations worldwide, have caused, and may continue to cause, fluctuations in our backlog.

Human Capital

Interface is a purpose-driven company with a passionate team that shares a unique set of values. We strive to do the right thing and to be generous to people and the planet.

Workforce Composition

At December 28, 2025, we employed a total of 3,570 employees worldwide. Of such total, 1,367 were clerical, staff, sales, supervisory and management personnel and 2,203 were manufacturing personnel. Our workforce is distributed across manufacturing facilities and offices in the Americas, Europe and Asia Pacific.

Talent Attraction and Retention

Competition for qualified employees, including experienced manufacturing personnel and skilled commercial, technical and management professionals, is significant in the markets in which we operate. We seek to attract and retain talented individuals by offering competitive compensation and benefits, providing opportunities for career advancement and professional growth, and fostering a values-based workplace culture grounded in merit and achievement. We monitor employee retention and voluntary turnover rates across our global operations and use this data to evaluate the effectiveness of our talent management strategies and to identify areas for improvement.

Employee Development

We believe that investing in the growth and development of our employees strengthens our organization and supports our long-term business objectives. Interface invests in employee development through leadership development programs and training programs. We also provide role-specific technical training for our manufacturing workforce, including training on production processes, quality standards and equipment operation, to support operational efficiency, product quality and employee skill development. These programs include:
•Talent Accelerator Program: Annual cohort of 10 employees selected through an application process typically open to all business functions.
•Interface Coaching Experience: Global Supply Chain and Americas Sales.
•RISE Leadership Development Program: Frontline leader development.
•Quarterly Compliance Training: Mandatory courses launched once per quarter for all business functions.

Compensation and Benefits

Our compensation philosophy is designed to attract, motivate and retain high-performing employees. Total compensation for our employees generally includes a combination of base salary and benefits. We benchmark our compensation programs against relevant market data to help ensure our total rewards offerings remain competitive within the industries and geographies in which we compete for talent. Our benefits programs include, among other components, health benefits, retirement plan contributions and paid time off, with specific programs varying by location in accordance with local market practices and applicable legal requirements.

Workplace Health and Safety

As a global manufacturer, the health and safety of our employees is a priority and we are committed to maintaining safe working conditions across each of our manufacturing facilities. We maintain workplace health and safety programs designed to comply with applicable occupational health and safety laws and regulations, including those administered by the U.S. Occupational Safety and Health Administration and analogous regulatory bodies in the other jurisdictions in which we operate. These programs include regular safety training, hazard identification and risk assessment procedures, and incident reporting and investigation protocols.

Employee and Labor Relations

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

Information About Our Executive Officers

Our executive officers, their ages as of December 28, 2025, and their principal positions with us are set forth below. Executive officers serve at the pleasure of the Board of Directors.

Name	Age	Principal Position(s)
Laurel M. Hurd	56	President and Chief Executive Officer
Bruce A. Hausmann	56	Vice President and Chief Financial Officer
David B. Foshee	55	Vice President, General Counsel and Secretary
James Poppens	61	Vice President and Chief Commercial Officer
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

Available Information

We make available free of charge on or through our Internet website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”, or “Commission”). Our Internet address is http://www.interface.com. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC. The SEC’s website is http://www.sec.gov.

Forward-Looking Statements

This report on Form 10-K contains “forward-looking statements” within the meaning of the Securities Act of 1933, the Securities Exchange Act of 1934, and the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “plans,” “expects,” “projects,” “estimates” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include statements regarding the intent, belief or current expectations of our management team, as well as the assumptions on which such statements are based. Any forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Forward-looking statements in this report include, without limitation, any statements regarding the effects of new or increased tariffs and changes in trade policies of the United States or other countries, inflation, changing interest rates, current wars and conflicts, the supply chain environment, slow market conditions in certain geographic areas, pressures in the commercial office market and other macroeconomic factors, and our future production volumes per unit fixed costs, on our future performance. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time. Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with economic conditions in the commercial interiors industry as well as the risks and uncertainties discussed below in Item 1A, “Risk Factors.”

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

We recorded a goodwill and intangible asset impairment charge of $36.2 million in the fourth quarter of 2022. The 2022 impairment charge was primarily a result of macroeconomic conditions, such as inflation, rising interest rates and the weakening of the Euro against the U.S. dollar causing a negative impact to our revenue and operating income in our EMEA goodwill reporting unit. Future impairment charges could result if these macroeconomic conditions or other negative market events or conditions impact our operations.

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

Large increases in the cost of our raw materials, shipping costs, duties or tariffs could adversely affect us if we are unable to offset them or pass these cost increases through to our customers.

Petroleum-based products (including yarn) comprise the predominant portion of the cost of raw materials that we use in manufacturing carpet. Synthetic rubber uses petroleum-based products as feedstock as well. We also incur significant shipping and transport costs to move our products around the globe, and those costs vary based on market conditions due to global supply chain, macroeconomic and geopolitical challenges. New or increased tariffs in locations where we operate could have an adverse impact on our business. While we attempt to offset cost increases with corresponding price increases, inflation and volatility in the cost of raw materials, foreign currency fluctuations, tariffs and potential retaliatory tariffs, transportation, shipping costs, we may not be successful in offsetting or passing these cost increases through to our customers. Any such new or increased costs could adversely affect our financial results if we are unable to offset or pass through such cost increases to our customers.

Unanticipated termination or interruption of any of our arrangements with our primary third-party suppliers of synthetic fiber or our primary third-party supplier for luxury vinyl tile (“LVT”) or other key raw materials could have a material adverse effect on us.

We depend on a small number of third-party suppliers of synthetic fiber and are largely dependent upon a primary supplier for our LVT products. The unanticipated termination or interruption of any of our supply arrangements with our current suppliers of synthetic fiber (nylon), our primary supplier of LVT, or other key raw material suppliers, including failure by any third-party supplier to meet our product specifications, could have a material adverse effect on us because we do not have the capability to manufacture our own fiber for use in our carpet products or our own LVT. Our suppliers may not be able to meet our demand for a variety of reasons, including our inability to forecast our future needs accurately or a shortfall in production by the supplier for reasons unrelated to us, such as work stoppages, acts of war, terrorism, civil or political unrest, pandemics, epidemics, or other public health crises, fire, earthquake, energy shortages, flooding or other natural disasters. The primary manufacturing facility of our primary supplier of LVT is located in South Korea. If any of our supply arrangements with our primary suppliers of synthetic fiber, our primary supplier of LVT, or suppliers of other key raw materials are terminated or interrupted, we likely would incur increased manufacturing costs and experience delays in our manufacturing process (thus resulting in decreased sales and profitability) associated with shifting more of our synthetic fiber purchasing to another synthetic fiber supplier or developing new supply chain sources for LVT. A prolonged inability on our part to source synthetic fiber included in our products, LVT, or other key raw materials on a cost-effective basis could adversely impact our ability to deliver products on a timely basis, which could harm our sales and customer relationships.

Changes to our facilities, manufacturing processes, product construction, and product composition could disrupt our operations, increase our manufacturing costs, increase customer complaints, increase warranty claims, negatively affect our reputation, and have a material adverse effect on our financial condition and results of operations.

From time to time, we make improvements and changes to our physical facilities, move operations to other sites, and change our manufacturing processes. These changes or moves could disrupt our normal operations, leading to possible loss of productivity, which may adversely affect our results. We are also making significant investments and modifications to our manufacturing facilities, processes, product compositions, and product construction including but not limited to the production of our CQuest™ carpet tile backings and our nora products. These changes can be disruptive. There is also no guarantee that our CQuest™ backings will perform as expected and will not increase warranty claims or customer complaints. These efforts may also not yield the financial returns and improvements in the business that we hope to achieve from them. While these changes are intended to yield stronger financial results, they could potentially impact our financial results in negative ways due to project delays, business disruption as new facilities and equipment come online, increased customer complaints, or increased warranty claims; all of which could negatively affect our operations, reputation, financial condition and results of operations.

Our business operations could suffer significant losses from natural disasters, acts of war, terrorism, catastrophes, fire, adverse weather conditions, pandemics, endemics, unstable geopolitical situations or other unexpected events.

While we manufacture our products in several facilities and maintain insurance covering our facilities, including business interruption insurance, our manufacturing facilities could be materially damaged by natural disasters, such as floods, storms, tornadoes, hurricanes and earthquakes, whether or not as a result of climate change, or by fire or other unexpected events such as adverse weather conditions, acts of war, terrorism, protests, or other political or civil unrest, energy shortages and disruptions, pandemics or other public health crises or other disruptions to our facilities, supply chain or our customers’ facilities. We have experienced such losses in the past. We could incur uninsured losses and liabilities arising from such events, including damage to our reputation, and suffer material losses in operational capacity, which could have a material adverse impact on our business, financial condition and results of operations. These types of events could also affect our suppliers, installers, and customers, which could have a material adverse impact on our business.

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

Sales of our principal products have been and may continue to be affected by adverse economic conditions and cycles, and effects in the new construction market and renovation market.

Unfavorable economic conditions may arise during times of U.S. and international economic downturns, or may be attributed to government shutdowns, implementation of new or increased tariffs and ongoing changes in U.S. and foreign government trade policies (including potential modifications to existing trade agreements and retaliatory measures by foreign governments), inflationary or deflationary pressures, natural disasters, severe weather events, calamities, public health crises, political or civil unrest, terrorist acts, and global conflicts. These macroeconomic conditions have at times, and could in the future, adversely affect the demand for our product offerings.

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

The IT systems we use may be disrupted or fail for a number of reasons, including:

•natural disasters, such as fires;
•power loss;
•software “bugs”, hardware defects or human error or malfeasance; and
•hacking, computer viruses or malicious codes, denial of service attacks, malware, ransomware, unauthorized access attempts, social engineering schemes, credential theft, phishing scams, compromised or irretrievable backups, exploitation of vulnerabilities in third-party software and systems or other cyber-attacks.

Any events which deny us use of vital IT systems may seriously disrupt our normal business operations. These disruptions may lead to production or shipping stoppages, which may in turn lead to material revenue loss and reputational harm. These cyber threats are diverse and constantly evolving, especially given the advances in, and the rise of the use of, artificial intelligence, thereby increasing the difficulty of preventing, detecting, and successfully defending against them and may be more difficult to detect and mitigate, including as threat actors use artificial intelligence and other advanced tools to enhance attacks and impersonation tactics. Cybersecurity breaches could, among other things, disrupt our operations or result in the unauthorized disclosure, theft and misuse of company, customer, employee and supplier sensitive and confidential information, all of which could adversely affect our financial condition and results of operations. Cybersecurity breaches could also result in legal claims or proceedings, financial liability to other parties, governmental investigations, regulatory enforcement actions and penalties, and damage to our brand and reputation. Although we maintain insurance coverage relating to cybersecurity incidents, we may incur costs or financial losses that are either not insured against or not fully covered through our insurance and such insurance may be subject to exclusions, sub-limits and retentions and may become more expensive or less available on acceptable terms.

Despite security designs and internal controls, the IT systems we use have in the past experienced, and we or systems owned and or operated by third parties on which we rely may in the future become subject to, attempts by unauthorized third parties to access and exfiltrate confidential information, manipulate data or disrupt our operations. In November 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems (the “Cyber Event”). In response, we promptly shut down certain systems, including shipping, inventory management and production systems, and engaged forensic experts to evaluate the extent of the Cyber Event and its disruption to our operations. The investigation of the Cyber Event by our forensic experts was completed during fiscal year 2023.

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

However, there is no guarantee that these enhancements and steps will be adequate to mitigate future losses due to IT system disruptions or that we will be able to prevent, detect or respond to future incidents in a timely and effective manner, and we may incur significant expense in correcting and recovering from future disruptions.

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

Public health crisis events, such as epidemics or pandemics, have in the past adversely impacted, and may in the future impact, the economy and disrupt our operations and supply chains, which may have an adverse effect on our results of operations.

Public health crisis events, including epidemics or pandemics, such as the COVID-19 pandemic, have impacted areas where we operate and sell our products and any future public health crises could have additional impacts on economic growth, supply chains, and foreign currency exchange rates. A public health emergency in the future could have a material adverse effect on our ability to operate, our results of operations, financial condition, and demand for our products.

International Risk Factors

Our substantial international operations are subject to various political, economic and other uncertainties that could adversely affect our business results, including restrictive taxation, custom duties, tariffs, border closings or other adverse government regulations.

We have substantial international operations and intend to continue to pursue and commit resources to growth opportunities beyond the United States. Outside of the United States, we maintain manufacturing facilities in the Netherlands, the United Kingdom, China, Australia and Germany, in addition to product showrooms or design studios in England, France, Germany, Spain, the Netherlands, India, Australia, United Arab Emirates, Singapore, Hong Kong, China and elsewhere. In 2025, 2024, and 2023 approximately 43%, 43%, and 46% of our net sales, respectively, and a significant portion of our production were outside the United States, primarily in Europe and Asia-Pacific.

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

Changes in the value of foreign currencies relative to the U.S. dollar have adversely affected our results of operations and financial position and could continue to do so. In recent periods, as the value of the U.S. dollar has weakened in comparison to certain foreign currencies — particularly in our EAAA segment and the impact of the Euro on our European operations — our reported revenues have been negatively impacted. As approximately 43% of our revenue is denominated in foreign currencies, these exchange rate fluctuations have had, and could continue to have, a significant adverse impact on our financial results.

Risk Factors Related to our Indebtedness

We have a substantial amount of debt, which could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

We have a substantial amount of debt and debt service requirements. As of December 28, 2025, we had approximately $181.8 million of outstanding debt, and we had $243.2 million of undrawn borrowing capacity under our Syndicated Credit Facility.

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
•limiting our ability to refinance our existing indebtedness as it matures; and
•limiting our ability to pay dividends or repurchase our shares.

In addition, borrowings under our Syndicated Credit Facility have variable interest rates, and therefore our interest expense will increase if the underlying market rates (upon which the variable interest rates are based) increase. The interest rate on certain borrowings under the Syndicated Credit Facility will also increase if our consolidated net leverage ratio increases in a given period. For information regarding the current variable interest rates of these borrowings and the potential impact on our interest expense from hypothetical increases in short term interest rates, please see the discussion in Item 7A of this Report.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debt.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our operations to pay our indebtedness.

Our ability to generate cash in order to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors beyond our control. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in our Syndicated Credit Facility and our other financing agreements we may enter into in the future. Specifically, we will need to maintain certain financial ratios under our Syndicated Credit Facility. Our business may not continue to generate sufficient cash flow from operations in the future and future borrowings may not be available to us under our existing revolving credit facility or from other sources in an amount sufficient to service our indebtedness, to make necessary capital expenditures or to fund our other liquidity needs. If we are unable to generate cash from our operations or through borrowings, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to make payments on our indebtedness or refinance our indebtedness will depend on the capital markets and our financial condition at such time, as well as the terms of our financing agreements, including the Syndicated Credit Facility. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations. In addition, borrowings under our Syndicated Credit Facility have variable interest rates, and therefore our interest expense will increase if the underlying market rates (upon which the variable interest rates are based) increase.

We may incur substantial additional indebtedness, which could further exacerbate the risks associated with our substantial indebtedness.

Subject to the restrictions in our Syndicated Credit Facility, we and our subsidiaries may be able to incur additional indebtedness in the future. Although our Syndicated Credit Facility contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, including the ability, on a non-committed basis, for us to increase revolving commitments and/or term loans under our Syndicated Credit Facility, and debt incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks we now face would increase.

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

None.

ITEM 1C. CYBERSECURITY

Risk Management Strategy

Assess, Identify and Manage Material Risks from Cybersecurity Threats

Interface has implemented processes designed to identify, assess, and manage material risks from cybersecurity threats. These processes are integrated into our broader enterprise risk management framework and are intended to enable ongoing evaluation of cybersecurity risks that could impact our business, operations, or financial condition. They include activities aimed at protecting sensitive and personal data from unauthorized access, disclosure, or misuse.

Cybersecurity risks are assessed through a combination of internal evaluations, risk assessments, and monitoring of the evolving threat environment. Identified risks are prioritized based on their potential impact and likelihood, and management develops and implements risk mitigation strategies accordingly.

Use of Cybersecurity Frameworks and Standards

Our cybersecurity program is informed by recognized industry frameworks and standards. Interface currently uses the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) to guide its cybersecurity activities, capabilities, and reporting to management and the Board of Directors. We also periodically evaluate additional frameworks and standards, including International Organization for Standardization (ISO) 27001, as part of our ongoing efforts to strengthen our cybersecurity governance and risk management practices.

Engagement of Third Parties

Interface's cybersecurity risk management processes include consideration of risks associated with third-party service providers, suppliers, and other business partners. We evaluate cybersecurity risks associated with third parties in connection with onboarding and, where appropriate, through periodic reassessments. These processes may include contractual requirements, risk assessments, and other measures designed to address cybersecurity risks arising from third-party relationships.

Cybersecurity Incident Management

Interface maintains an incident response program designed to identify, respond to, and recover from cybersecurity incidents in a timely manner. This program includes defined procedures and thresholds for incident escalation, internal coordination, and communication with relevant stakeholders. In the event of a material cybersecurity incident, the Company would assess the incident's impact and make disclosures as required by applicable laws and regulations.

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

Based upon the information that we have as of the end of the year covered by this Annual Report, we do not believe that any risks from cybersecurity threats, including the Cyber Event described above, have materially affected Interface, including our business strategy, results of operations, or financial condition. However, cybersecurity threats are evolving and increasing in sophistication, and the preventative actions we have taken, and continue to take, to reduce the risk of cybersecurity threats and incidents may not successfully protect against all such threats and incidents, and, as a result, there can be no assurance that we or the third parties we interact with will not experience a cybersecurity event in the future that will materially affect the Company, including its business strategy, results of operations, or financial condition. For additional information regarding cybersecurity risks, see "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

System Resilience, Availability, and Recovery

Interface maintains business continuity and disaster recovery plans designed to support the availability and resilience of its information systems and operations in the event of a cybersecurity incident or other disruptive event. The disaster recovery plans are reviewed and tested annually, and we take steps to incorporate lessons learned from testing activities and industry events into our resilience planning.

Ongoing Monitoring and Continuous Improvement

Our cybersecurity program includes ongoing monitoring and evaluation activities designed to support the effectiveness of our controls and processes. These activities include security monitoring, vulnerability assessments, and penetration testing conducted internally and by engaged third-party cybersecurity consultants and assessors. Interface also engages external specialists, as needed, to assist with incident response, forensic investigations, and independent assessments of our cybersecurity program. Interface also provides annual and monthly security awareness training to digitally enabled employees designed to promote responsible use of information systems and to reduce the risk of cybersecurity incidents. Management uses the results of these activities to inform enhancements to the Company's cybersecurity program and to address emerging risks.

Governance and Oversight

The Board of Directors has delegated oversight of Interface's cybersecurity risk management to the Audit Committee of the Board of Directors. The Audit Committee is comprised of board members with diverse experience and expertise to effectively oversee risk, although none of them are cybersecurity experts. The Audit Committee receives quarterly updates from management regarding cybersecurity risks, threat environment developments, and the Company's cybersecurity posture through our enterprise risk management process.

Our Chief Information Officer reports directly to the Chief Executive Officer and is responsible for the ongoing management of our cybersecurity program, including the identification and evaluation of risks and the implementation of risk mitigation strategies to maintain a strong cybersecurity posture. Our Chief Information Officer, in his capacity, regularly informs the Audit Committee (typically twice per year) and the full board (typically once per year) on all aspects related to cybersecurity risks, as well as any remediation efforts in response to a cybersecurity incident. The Chief Information Officer works in coordination with leaders across information technology, legal, risk management, compliance, and operations to ensure a comprehensive approach to cybersecurity risk management. Our Chief Information Officer has over twenty-five years of diverse experience aligning information technology strategies to business objectives at global companies.

ITEM 2. PROPERTIES

We maintain our corporate headquarters in Atlanta, Georgia in approximately 42,000 square feet of leased space. The following table lists our principal manufacturing and distribution facilities and other material physical locations (some locations are comprised of multiple buildings) by reportable segment, all of which we own except as otherwise noted:

Location	Floor Space (Sq. Ft.)
AMS
LaGrange, Georgia	669,145
LaGrange, Georgia	250,000
Union City, Georgia(1)	370,000
West Point, Georgia	250,000
Salem, New Hampshire(1)	126,766

EAAA
Craigavon, N. Ireland(1)	72,200
Minto, Australia	240,000
Scherpenzeel, Netherlands	1,250,960
Weinheim, Germany(1)	921,433
Taicang, China(1)	142,500

(1) Leased.

We maintain sales or marketing offices in approximately 40 locations in 19 countries. Most of our sales and marketing locations are leased.

We believe that our manufacturing and distribution facilities and our marketing offices are sufficient for our present operations. We will continue, however, to consider the desirability of establishing additional facilities and offices in other locations around the world as part of our business strategy to meet global market demands.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. See Note 17 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Select Market under the symbol TILE. As of February 13, 2026, we had 501 holders of record of our common stock. We estimate that there are in excess of 45,000 beneficial holders of our common stock.

Although we have a history of paying quarterly cash dividends on our common stock, future declaration and payment of dividends is at the discretion of our Board, and depends upon, among other things, our investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant by our Board at the time of its determination. Such other factors include limitations contained in the agreement for our Syndicated Credit Facility, which specify conditions as to when any dividend payments may be made. As such, we may discontinue our dividend payments in the future if our Board determines that a cessation of dividend payments is proper in light of the factors indicated above.

Stock Performance

The following graph and table compare, for the period comprised of the Company’s five preceding fiscal years ended December 28, 2025, the Company’s total returns to shareholders (assuming all dividends were reinvested) with that of (i) all companies listed on the Nasdaq Composite Index, and (ii) our self-determined peer group, assuming an initial investment of $100 in each on January 3, 2021 (the last day of the fiscal year 2020). In determining its peer group companies, the Company considered various factors, including the potential peer’s industry, business model, size and complexity. The Company chose a peer group that is representative of the Company’s size and market capitalization with minimal revenue dispersion, and with companies in similar industries or lines of business or subject to similar economic and business cycles, including companies with a significant international presence that are also focused on sustainability. In December 2025, Steelcase Inc., previously included within our self-determined peer group, was acquired by HNI Corporation (a company already in our self-determined peer group). Because Steelcase Inc. no longer trades publicly, it was excluded from our self-determined peer group.

	January 3, 2021	January 2, 2022	January 1, 2023	December 31, 2023	December 29, 2024	December 28, 2025
Interface, Inc.	$100	$152	$95	$121	$241	$275
NASDAQ Composite Index	$100	$144	$176	$119	$172	$228
Self-Determined Peer Group (11 Stocks)	$100	$117	$78	$111	$126	$136

Notes to Performance Graph
(1)If the annual interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
(2)The index level was set to $100 as of January 3, 2021 (the last day of fiscal year 2020).
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

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our fourth quarter ended December 28, 2025:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 29, 2025 – October 26, 2025	—	$—	—	$77,850,082
October 27, 2025 – November 30, 2025	500,166	26.06	500,166	64,654,096
December 1, 2025 – December 28, 2025	—	—	—	64,654,096
Total	500,166	$—	500,166

(1) The monthly periods identified above correspond to the Company’s fiscal fourth quarter of 2025, which commenced September 29, 2025 and ended December 28, 2025.

(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our revenues are derived from sales of floorcovering products, primarily modular carpet, resilient flooring, including luxury vinyl tile (“LVT”), rubber flooring products, and installation services and accessories. Our business, as well as the commercial interiors industry in general, is cyclical in nature and is impacted by economic conditions and trends that affect the markets for commercial and institutional business space. The commercial interiors industry, including the market for floorcovering products, is largely driven by reinvestment by corporations and institutions into their existing operations in the form of new fixtures and furnishings for their workplaces. In significant part, the timing and amount of such reinvestments are impacted by the profitability of those entities. As a result, macroeconomic factors such as employment rates, office vacancy rates, work from home policies, capital spending, productivity and efficiency gains that impact profitability in general, also affect our business.

The Company has two operating and reportable segments – namely Americas (“AMS”) and Europe, Africa, Asia and Australia (collectively “EAAA”). The AMS operating segment includes the United States, Canada and Latin America geographic areas. See Note 19 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information. The results of operations discussion below also includes segment information.

We focus our marketing and sales efforts on both corporate office and non-corporate office market segments, to reduce somewhat our exposure to economic cycles that affect the corporate office market segment more adversely, as well as to capture additional market share. More than half of our consolidated net sales were in non-corporate office markets in fiscal years 2025, 2024, and 2023, primarily in education, healthcare, public buildings, retail, residential/living, hospitality, transportation, and consumer residential market segments.

Executive Summary

Our One Interface strategy continues to fuel growth as we strengthen global capabilities, improve commercial productivity, and simplify and optimize our operations. During 2025, we had consolidated net sales of $1,386.9 million, up 5.4% compared to $1,315.7 million in 2024, primarily due to higher customer demand — particularly in the healthcare and education market segments. Consolidated operating income for 2025 was $164.0 million compared to consolidated operating income of $134.4 million in 2024, primarily due to higher sales and higher gross profit margin driven by higher average sales prices, favorable product mix, and manufacturing efficiencies, partially offset by higher input costs and tariff costs. Consolidated net income for 2025 was $116.1 million, or $1.96 per diluted share, compared to consolidated net income of $86.9 million, or $1.48 per diluted share, in 2024.

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

A detailed discussion of our 2025 and 2024 consolidated and segment performance appears below under “Analysis of Results of Operations”.

Cybersecurity Event

As previously disclosed in our current report on Form 8-K filed with the Commission on November 23, 2022, we discovered a cybersecurity attack on November 20, 2022, perpetrated by unauthorized third parties, affecting our IT systems. During fiscal year 2024, we recovered $5.6 million in insurance proceeds representing business interruption proceeds and reimbursement of certain costs in connection with the Cyber Event. Of the total insurance proceeds received in fiscal year 2024, $4.8 million of business interruption proceeds were recognized as a benefit in other expense / income, net in the consolidated statements of operations and $0.8 million was recognized as a reduction of selling, general and administrative expenses. The insurance claim for the Cyber Event was closed at the end of fiscal year 2024, and we are not expecting to receive any additional proceeds in connection with the Cyber Event.

During 2023, we incurred approximately $1.1 million in connection with the investigation of the Cyber Event, which was recognized in selling, general, and administrative expenses in the consolidated statements of operations.

Impact of Macroeconomic Conditions
Disruptions in economic markets due to inflation, the impact of tariffs on the demand for our products, a challenging supply chain environment, slow market conditions in certain parts of the globe, significant financial pressures in the commercial office market globally, and geopolitical factors including wars, civil and political unrest, and other conflicts, all pose challenges which may adversely affect our future performance. Management believes it is reasonably likely that these challenges will continue to affect our future operations and demand for our products to some degree during fiscal year 2026. We plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.
The Company expects higher production volumes and lower per unit fixed costs in 2026, and anticipates these impacts will benefit our gross profit margin in 2026. We also expect that continuing challenges in supply chain markets, tariff costs, and higher raw material costs will adversely impact our performance in 2026. We anticipate that continuing slow market conditions in parts of the globe and significant financial pressures in the commercial office market globally will adversely impact our future performance and demand for our products.

Analysis of Results of Operations

Consolidated Results

The discussion and analyses below reflects the factors and trends discussed in the preceding sections. Fiscal years 2025, 2024, and 2023 each included 52 weeks.

 The following table presents the amounts (in U.S. dollars) by which the exchange rates for translating Euros, British Pounds sterling, Australian dollars, Chinese Renminbi, Canadian dollars, and other currencies into U.S. dollars have affected our consolidated net sales and operating income during the past three years:

	2025	2024	2023
	(in millions)
Impact of changes in foreign currency on consolidated net sales	$14.9	$(1.8)	$1.4
Impact of changes in foreign currency on consolidated operating income	2.4	(0.1)	(0.6)

Consolidated net sales denominated in currencies other than the U.S. dollar were approximately 43% in 2025, 43% in 2024, and 46% in 2023. Because we have substantial international operations, we include the impact of fluctuations in foreign currency exchange rates in our discussion below.

The following table presents, as a percentage of net sales, certain items included in our consolidated statements of operations during the past three years.

	Fiscal Year
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	61.3	63.3	65.0
Gross profit	38.7	36.7	35.0
Selling, general and administrative expenses	26.9	26.5	26.9
Restructuring, asset impairment, other (gains) and charges	—	—	(0.2)
Operating income	11.8	10.2	8.3
Interest/Other expense, net	1.9	1.6	3.2
Income before income tax expense	9.9	8.6	5.1
Income tax expense	1.5	2.0	1.5
Net income	8.4%	6.6%	3.6%

Consolidated Net Sales

Below is information regarding our consolidated net sales, and analysis of those results, for each of the last three fiscal years.

	Fiscal Year			Percentage Change
	2025	2024	2023	2025 compared with 2024	2024 compared with 2023
	(in thousands)
Consolidated net sales	$1,386,854	$1,315,658	$1,261,498	5.4%	4.3%

Consolidated net sales for 2025 compared with 2024

For 2025, consolidated net sales increased $71.2 million (5.4%) compared to 2024, comprised of higher sales volume (approximately 3.0%) and higher average sales prices (approximately 2.4%). Fluctuations in currency exchange rates had a positive impact of approximately $14.9 million on consolidated net sales for 2025, primarily due to the strengthening of the Euro against the U.S. dollar. On a market segment basis, the sales increase was most significant in the healthcare, education, public buildings, and transportation market segments. See the segment results discussion below for additional information on market segments.

Consolidated net sales for 2024 compared with 2023

For 2024, consolidated net sales increased $54.2 million (4.3%) compared to 2023, comprised of higher sales volume (approximately 2.7%) and higher average sales prices (approximately 1.6%). Fluctuations in currency exchange rates had a negative impact of $1.8 million on consolidated net sales for 2024, indicating that if currency levels had remained constant year-over-year, our 2024 net sales would have been higher by this amount. On a market segment basis, the sales increase was most significant in the retail, education, residential living, and public buildings market segments partially offset by decreases in the hospitality, corporate office, and consumer residential market segments. See the segment results discussion below for additional information on market segments.

Consolidated Cost and Expenses

The following table presents our consolidated cost of sales and selling, general and administrative (“SG&A”) expenses during the past three years:

	Fiscal Year			Percentage Change
	2025	2024	2023	2025 compared with 2024	2024 compared with 2023
	(in thousands)
Consolidated cost of sales	$849,474	$832,710	$820,429	2.0%	1.5%
Consolidated selling, general and administrative expenses	373,385	348,542	339,049	7.1%	2.8%

Consolidated Cost of Sales

For 2025, consolidated cost of sales increased $16.8 million (2.0%) compared to 2024, primarily due to higher sales volume, increased tariff costs on rubber and luxury vinyl tile products imported into the U.S. (approximately $7.3 million), and higher raw material costs, partially offset by lower manufacturing costs driven by favorable fixed cost absorption on higher volume and production efficiencies. Currency translation had a negative impact on consolidated cost of sales for 2025 and increased our costs by approximately $9.1 million (1.1%) compared to 2024. As a percentage of net sales, our consolidated cost of sales decreased to 61.3% in 2025 versus 63.3% in 2024. Management believes it is reasonably likely that lower per unit fixed costs due to higher production volumes and plant productivity initiatives will reduce our costs to some degree in 2026. These favorable impacts are expected to be partially offset by continuing tariff costs and higher raw material costs in 2026.

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

Consolidated Gross Profit
For 2025, consolidated gross profit, as a percentage of net sales, was 38.7% compared to 36.7% for 2024. The increase in gross profit percentage was primarily due to higher average sales prices and favorable product mix (approximately 1%) and lower manufacturing costs (approximately 1%) as discussed above. Management believes it is reasonably likely that gross profit in 2026 will be positively impacted by lower manufacturing costs as result of production efficiencies partially offset by continuing tariff and higher raw material costs.
For 2024, consolidated gross profit, as a percentage of net sales, was 36.7% compared to 35.0% for 2023. The increase in gross profit percentage was primarily due to (i) lower costs (approximately 1%) driven by lower raw material costs and lower fixed costs per unit as a result of higher volume and (ii) higher pricing (approximately 1%).
Consolidated SG&A Expenses

For 2025, consolidated SG&A expenses were $373.4 million versus $348.5 million in 2024. SG&A expenses increased $24.8 million (7.1%) in 2025 compared to 2024, primarily due to (i) higher variable compensation of $8.6 million as a result of higher commissions on increased sales and higher bonus costs driven by improved operating results, (ii) higher employee benefits and labor costs of $8.3 million, (iii) higher severance costs of $4.5 million due to employee separations, and (iv) higher professional fees of $2.6 million. Currency fluctuations had a negative impact on consolidated SG&A expenses and increased our costs by approximately $3.5 million (1.0%) compared to 2024. As a percentage of net sales, SG&A expenses increased to 26.9% in 2025 versus 26.5% in 2024.
For 2024, consolidated SG&A expenses were $348.5 million versus $339.0 million in 2023. Currency translation had no material impact on consolidated SG&A expenses for 2024. Consolidated SG&A expenses increased $9.5 million (2.8%) in 2024 compared to 2023, primarily due to higher people costs of $15.7 million driven by increased variable compensation as a result of higher operating income compared to 2023, partially offset by lower severance costs of $5.6 million driven by employee headcount reduction and cost saving initiatives in the prior year period. As a percentage of net sales, SG&A expenses decreased to 26.5% in 2024 versus 26.9% in 2023.
Restructuring Plan
Pursuant to a previous restructuring plan, the Company completed the sale of its Thailand manufacturing facility during 2023 and recognized a gain of $2.7 million.
See Note 15 entitled “Restructuring and Other” of Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Interest Expense

For 2025, interest expense was $19.5 million, versus $23.2 million in 2024, primarily due to lower interest rates and lower outstanding borrowings under the Syndicated Credit Facility for most of 2025. On December 3, 2025, the outstanding borrowings under the $300 million Senior Notes were redeemed and the debt was extinguished. In addition, the Syndicated Credit Facility was amended and restated. In connection with these transactions, we recorded $3.1 million of debt extinguishment costs, which are recognized in interest expense in the consolidated statements of operations. See Note 9 entitled “Long-Term Debt” of Part II, Item 8 of this Annual Report on Form 10-K for additional information. Our average borrowing rate under the Syndicated Credit Facility as of December 28, 2025, was 5.12% compared to 5.62% at December 29, 2024.

For 2024, our interest expense was $23.2 million, versus $31.8 million in 2023, primarily due to lower outstanding term loan borrowings under the Syndicated Credit Facility. Our average borrowing rate under the Syndicated Credit Facility as of December 29, 2024, was 5.62% compared to 6.61% at December 31, 2023.

Other Expense / Income, net
During 2025, other expense (income), net, was $7.6 million versus $(2.4) million in 2024. The increase of $9.9 million was primarily due to $4.7 million in foreign currency transaction losses from the strengthening of the Euro against the U.S. dollar and higher pension cost of approximately $1.1 million. The increase was also impacted by non-recurring insurance proceeds recognized in 2024, as discussed immediately below.
During 2024, other expense (income), net, was $(2.4) million versus $9.1 million in 2023. The decrease was primarily due to the receipt in 2024 of $4.8 million of business interruption insurance proceeds related to the Cyber Event and $2.4 million of insurance proceeds related to a property casualty loss that occurred in fiscal year 2023. These benefits were partially offset by the recognition of $2.2 million of cumulative translation losses reclassified from accumulated other comprehensive loss due to the substantial liquidation of our foreign subsidiary in Thailand during 2024.
Tax

For fiscal year 2025, the Company recorded income tax expense of $20.8 million on pre-tax income of $136.9 million, resulting in an effective tax rate of 15.2% compared with income tax expense of $26.6 million on pre-tax income of $113.6 million, resulting in an effective tax rate of 23.4%, for fiscal year 2024. The decrease in the effective tax rate for fiscal year 2025, compared to fiscal year 2024, was primarily due to the remeasurement and adjustment of deferred taxes, favorable changes related to the utilization of foreign tax credit carryforwards and an increase in the Foreign-Derived Intangible Income deduction. See Note 16 entitled “Income Taxes” of Part II Item 8 of this Annual Report on Form 10-K for additional information.

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

Segment Results
As discussed above, the Company has two operating and reportable segments – AMS and EAAA. See Note 19 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.
During fiscal year 2024, the Company implemented a cost center realignment initiative as part of the Company’s efforts to centralize certain global/shared functions. During 2024, SG&A expenses for these global support functions were allocated to each reportable segment consistent with the allocation methodology used to allocate corporate overhead in prior periods. Fiscal year 2023 amounts below were not recast as there was no material impact to either reportable segment. There were no changes to the composition of the Company’s operating or reportable segments.
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the last three fiscal years:

	Fiscal Year			Percentage Change
	2025	2024	2023	2025 compared with 2024	2024 compared with 2023
	(in thousands)
AMS segment net sales	$843,886	$800,811	$736,955	5.4%	8.7%
AMS segment AOI(1)	137,299	106,594	87,789	28.8%	21.4%
(1) Includes allocation of corporate and global support SG&A expenses as discussed above. Excludes Cyber Event impact and restructuring, asset impairment, severance, and other, net. See Note 19 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.

AMS Segment Net Sales for 2025 compared with 2024
During 2025, net sales in AMS increased 5.4% versus 2024, comprised of higher sales volume - particularly increased rubber flooring volume and higher average sales prices. On a market segment basis, the AMS sales increase was most significant in the healthcare (up 21.4%), education (up 8.2%), public buildings (up 10.7%), and corporate office (up 1.5%) market segments, partially offset by decreases in the residential living (down 4.1%) and retail (down 2.5%) market segments.
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
AMS AOI for 2025 compared with 2024
AOI in AMS increased 28.8% during 2025 compared to 2024. Higher gross profit in 2025, driven by higher sales, favorable product mix, and manufacturing efficiencies, partially offset by tariff costs, contributed to the increase in AMS AOI for 2025. As a percentage of net sales, AOI increased to 16.3% in 2025 versus 13.3% in 2024.
AMS AOI for 2024 compared with 2023
AOI in AMS increased 21.4% during 2024 compared to 2023. Higher gross profit in 2024, driven by higher sales, lower raw material costs, and favorable fixed cost absorption contributed to the increase in AMS AOI for 2024. AMS SG&A expenses as a percentage of net sales decreased approximately 0.8% compared to 2023, also contributed to the increase in AOI. As a percentage of net sales, AOI increased to 13.3% in 2024 versus 11.9% in 2023.
EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the last three fiscal years:

	Fiscal Year			Percentage Change
	2025	2024	2023	2025 compared with 2024	2024 compared with 2023
	(in thousands)
EAAA segment net sales	$542,968	$514,847	$524,543	5.5%	(1.8)%
EAAA segment AOI(1)	36,456	34,803	28,608	4.8%	21.7%
(1) Includes allocation of corporate and global support SG&A expenses as discussed above. Excludes purchase accounting amortization, Cyber Event impact, and restructuring, asset impairment, severance, and other, net. See Note 19 entitled “Segment Information” included in Item 8 of this Annual Report on Form 10-K for additional information.
EAAA Segment Net Sales for 2025 compared with 2024
During 2025, net sales in EAAA increased 5.5% versus 2024, primarily due to favorable currency fluctuations of approximately $15.9 million (3.1%) from the strengthening of the Euro against the U.S. dollar, higher sales volume, and higher average sales prices. On a market segment basis, the EAAA sales increase was most significant in the transportation (up 35.7%), public buildings (up 24.5%), healthcare (up 18.1%), and education (up 5.8%) market segments.
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

EAAA AOI for 2025 compared with 2024
AOI in EAAA increased 4.8% during 2025 versus 2024, primarily due to higher gross profit margin driven by favorable manufacturing costs and higher sales volume. Currency fluctuations had a positive impact of approximately $2.8 million (3.8%) on EAAA AOI in 2025 compared to 2024, primarily due to the strengthening of the Euro against the U.S. dollar. As a percentage of net sales, AOI was 6.7% in 2025 versus 6.8% in 2024.
EAAA AOI for 2024 compared with 2023
AOI in EAAA increased 21.7% during 2024 versus 2023. Higher gross profit in 2024, driven by lower raw material costs partially offset by lower sales volume contributed to the increase in EAAA AOI for 2024. Currency fluctuations had no material impact on EAAA AOI in 2024 compared to 2023. As a percentage of net sales, AOI was 6.8% in 2024 versus 5.5% in 2023.

Financial Condition, Liquidity and Capital Resources

General

In our business, we require cash and other liquid assets primarily to purchase raw materials and to pay other manufacturing costs, in addition to funding normal course SG&A expenses, anticipated capital expenditures, interest expense and potential special projects. We generate our cash and other liquidity requirements primarily from our operations and from borrowings under our Syndicated Credit Facility (the “Facility”).

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

Below are estimates of our material cash requirements for future periods. The short-term period represents payments due within the 12 months following December 28, 2025, and the long-term period represents payments due beyond the short-term period.

	Payments Due by Period
	Short-Term	Long-Term	Total
		(in thousands)
Long-term debt obligations	$8,781	$172,998	$181,779
Operating and finance lease obligations	23,980	91,018	114,998
Expected interest payments	8,851	28,467	37,318
Purchase obligations	24,745	33,771	58,516
Pension cash obligations	3,685	30,543	34,228
Total	$70,042	$356,797	$426,839

Historically, we use more cash in the first half of the fiscal year, as we pay insurance premiums, taxes and incentive compensation and build up inventory in preparation for the holiday/vacation season of our international operations. As outlined in the table above, we have approximately $70.0 million in material contractual cash obligations due within the next year, which includes, among other things, scheduled debt repayments under the Facility, pension contributions, interest payments on our debt, and payments on our lease obligations. Our long-term debt obligations include the contractually scheduled principal repayment of our term loan and revolving loan borrowings under the Facility, which matures in 2030. Operating and finance lease obligations consist of undiscounted lease payments due over the lease term. Expected interest payments are those associated with borrowings under the Facility consistent with our contractually scheduled principal repayments. Our purchase obligations are for non-cancellable agreements primarily for raw material purchases and capital expenditures. Our pension obligations include contributions and expected benefit payments to be paid by the Company related to certain defined benefit pension plans and exclude the expected benefit payments for two of our funded foreign defined benefit plans as these obligations will be paid by the plans.

Based on current interest rates and debt levels, we expect our aggregate interest expense for 2026 to be approximately $10 million. We estimate aggregate capital expenditures in 2026 to be approximately $55 million, although we are not committed to this amount.

Liquidity

As of December 28, 2025, we had $71.3 million in cash, which was mostly located outside of the U.S. We consider cash located outside of the U.S. as indefinitely reinvested in the respective jurisdictions (except as identified below). We believe that our strategic plans and business needs, particularly for working capital needs and capital expenditure requirements in Europe, Asia, and Australia, support our assertion that a portion of our cash in foreign locations will be reinvested and remittance will be postponed indefinitely. Of the cash held in foreign jurisdictions, approximately $13.3 million relates to earnings which we have determined are not permanently reinvested, and as such we have provided for foreign withholding and U.S. state income taxes on these amounts in accordance with applicable accounting standards.

As of December 28, 2025, we had $181.8 million of borrowings outstanding under our Facility, of which $175.6 million were term loan borrowings and $6.2 million were revolving loan borrowings. Additionally, $0.6 million in letters of credit were outstanding under the Facility at the end of fiscal year 2025. As of December 28, 2025, we had additional borrowing capacity of $243.2 million under the Facility. As of December 28, 2025, the weighted average interest rate on borrowings outstanding under the Facility was 5.12%.

It is important for you to consider that we have a significant amount of indebtedness. Our Facility matures on December 3, 2030. We cannot assure you that we will be able to renegotiate or refinance any of our debt on commercially reasonable terms, or at all. If we are unable to refinance our debt or obtain new financing, we would have to consider other options, such as selling assets to meet our debt service obligations and other liquidity needs, or using cash, if available, that would have been used for other business purposes.

We have borrowings based on variable interest rates (as described below) that expose the Company to the risk that interest rates may increase. For information regarding the current variable interest rates of these borrowings, and the potential impact on our interest expense from hypothetical increases in interest rates, please see the discussion in Item 7A of this Report.

We are not a party to any material off-balance sheet arrangements.

Balance Sheet

Accounts receivable, net, were $174.5 million at December 28, 2025, compared to $171.1 million at December 29, 2024. The increase of $3.3 million was primarily due to the impact of higher net sales as a result of increased customer demand in 2025.

Inventories, net, were $275.0 million at December 28, 2025, compared to $260.6 million at December 29, 2024. The increase of $14.4 million was primarily due to finished goods inventory build as higher customer demand is expected to continue into 2026. Currency fluctuations also impacted the increase in inventories due to the strengthening of the Euro against the U.S. dollar.

Analysis of Cash Flows

The following table presents a summary of cash flows for fiscal years 2025, 2024 and 2023:

	Fiscal Year
	2025	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$167,906	$148,430	$142,034
Investing activities	(46,192)	(30,374)	(19,514)
Financing activities	(159,292)	(125,234)	(111,564)
Effect of exchange rate changes on cash	9,675	(4,094)	1,978
Net change in cash and cash equivalents	(27,903)	(11,272)	12,934
Cash and cash equivalents at beginning of period	99,226	110,498	97,564
Cash and cash equivalents at end of period	$71,323	$99,226	$110,498

We ended 2025 with $71.3 million in cash, a decrease of $27.9 million during the year. The decrease was primarily due to the following:

•Cash provided by operating activities was $167.9 million for 2025, which represents an increase of $19.5 million compared to 2024. The increase in operating cash flows was primarily due to higher sales during 2025 and the impact of foreign currency from the strengthening of the Euro against the U.S. dollar resulting in a source of cash from higher receivables.

•Cash used in investing activities was $46.2 million for 2025, which represents an increase of $15.8 million compared to 2024. The increase was primarily due to an increase in capital expenditures attributable to a greater capital investment in manufacturing automation and robotics solutions in 2025.

•Cash used in financing activities was $159.3 million for 2025, which represents an increase of $34.1 million compared to 2024. The increase was primarily attributable to the repayment of the $300 million Senior Notes in 2025, partially offset by $170 million of proceeds from new term loan borrowings under the amended and restated Syndicated Credit Facility on December 3, 2025. In 2025, we repurchased $18.1 million of our outstanding common stock. See section below entitled “Share Repurchases” for additional information.

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

•Cash used in financing activities was $125.2 million for 2024, which represents an increase of $13.7 million compared to 2023. The increase was primarily attributable to higher prepayments of term loan borrowings during 2024 compared to 2023.

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

•Fiscal year 2022 also included repurchases of the Company’s common stock that did not occur in 2023, which partially offset the increased use of cash for financing activities in 2023 compared with 2022.

Share Repurchases

In May 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During fiscal year 2025, the Company repurchased 750,166 shares of common stock at a weighted average price of $24.23 per share pursuant to this program. No shares of common stock were repurchased during 2024 and 2023 pursuant to this program. As of December 28, 2025, approximately $64.7 million remained authorized pursuant to this program for future share repurchases. The program does not require the Company to repurchase a specific number or amount of shares, or to do so within any specific time periods. With the remaining availability under this program, the Company may repurchase shares of common stock at any time or from time to time, without prior notice, subject to prevailing market conditions and other considerations. The Company’s repurchases may be made through a trading plan that may be adopted in accordance with the Securities and Exchange Commission Rule 10b5-1.

Syndicated Credit Facility

In the normal course of business, in addition to using our available cash, we fund our operations by borrowing under our Facility. On December 3, 2025, the Company entered into the third amended and restated Facility agreement. In connection with this amendment the Company revised certain material terms which include, but are not limited to, the addition of a $170 million term loan, extending the maturity date to December 2030, and reducing our revolving loan facility to $250 million. For additional information, please see Note 9 entitled “Long-Term Debt” in Item 8 of this Annual Report on Form 10-K.

The Company was in compliance with all covenants under the Facility as of December 28, 2025, and anticipates that it will remain in compliance with the covenants for the foreseeable future.

Senior Notes

On December 3, 2025, the Company redeemed all of its $300 million outstanding principal amount of 5.50% Senior Notes. The Senior Notes were redeemed at a redemption price of 100% of their principal amount, plus accrued and unpaid interest. The redemption was funded using proceeds from the amended term loan facility and available cash on hand. As a result of the debt extinguishment, the Company recognized a loss of $2.1 million resulting from the write-off of unamortized debt issuance costs on the Senior Notes.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires that we make estimates and assumptions about future events that affect the reported amounts of assets and liabilities in the consolidated financial statements. Our significant accounting policies are described in Note 1 entitled ”Summary of Significant Accounting Policies” of the consolidated financial statements.

For the year ended December 28, 2025, the assumptions related to goodwill and impairment of long lived assets were no longer considered critical accounting estimates.
The following discussion addresses our critical accounting estimates as of December 28, 2025, that require significant management judgment, or use of significant assumptions, or complex estimates.

Deferred Income Tax Assets and Liabilities. The carrying values of deferred income tax assets and liabilities reflect the application of our income tax accounting policies and are based on management’s assumptions and estimates regarding future operating results and levels of taxable income, as well as management’s judgment regarding the interpretation of the provisions of applicable accounting standards. The carrying values of liabilities for income taxes currently payable are based on management’s interpretations of applicable tax laws and incorporate management’s assumptions and judgments regarding the use of tax planning strategies in various taxing jurisdictions. The use of different estimates, assumptions and judgments in connection with accounting for income taxes may result in materially different carrying values of income tax assets and liabilities and results of operations.

We evaluate the recoverability of these deferred tax assets by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. We use our historical experience and our short-term and long-term business forecasts to provide insight. Further, our global business portfolio gives us the opportunity to employ various prudent and feasible tax planning strategies to facilitate the recoverability of future deductions. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. As of December 28, 2025, and December 29, 2024, we had state net operating loss carryforwards of $153.7 million and $190.1 million, respectively. Certain of these state net operating loss carryforwards are reserved with a valuation allowance because, based on the available evidence, we believe it is more likely than not that we would not be able to utilize those deferred tax assets in the future. The remaining year-end 2025 amounts are expected to be fully recoverable within the applicable statutory expiration periods. If the actual amounts of taxable income differ from our estimates, the amount of our valuation allowance could be materially impacted.
Trademark and Trade Name Intangible Assets. Trademark and trade name intangible assets acquired in connection with the nora acquisition are not subject to amortization, but are tested for impairment annually in the fourth quarter, and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible assets below their carrying amount. For the annual test performed, the Company prepared valuations of the intangible assets using the present value of cash flows under the relief from royalty method, which requires significant management estimates of forecasted revenue and the use of an estimated intangible asset required rate of return, which was 11% for the 2025 test.
As a result of the 2025 intangible assets impairment testing, we determined that the estimated fair value exceeded the carrying value and there was no indication of impairment of the trademark and trade name intangible assets.
There is inherent risk and uncertainty associated with key assumptions and estimates used in our impairment testing, including the impact of macroeconomic conditions. If we determine that the carrying value of the trademark and trade name intangible assets exceeds the estimated fair value, then we will recognize an impairment charge for the excess of the carrying value over the estimated fair value. To the extent actual revenues decrease by 10% from our estimates, there would be a corresponding 10% decrease in the fair value of the trademark and trade name intangible assets. A hypothetical 1% increase in the intangible asset rate of return would result in an 11% decrease in fair value of the trademark and trade name intangible assets. Neither of these hypothetical changes to key assumptions would cause fair value to be less than carrying value.

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

While we believe that adequate write-downs for inventory obsolescence have been made in the consolidated financial statements, consumer tastes and preferences may continue to change, and we could experience additional inventory write-downs in the future. Our inventory reserve on December 28, 2025 and December 29, 2024, was $35.5 million and $38.3 million, respectively. To the extent that actual obsolescence of our inventory differs from our estimate by 10%, our 2025 net income would be higher or lower by approximately $3.0 million, on an after-tax basis.
Allowances for Expected Credit Losses. We maintain allowances for expected credit losses resulting from the inability of customers to make required payments. Estimating the amount of future expected losses requires us to consider historical losses from our customers, as well as current market conditions and future forecasts of our customers’ ability to make payments for goods and services. By its nature, such an estimate is highly subjective, and it is possible that the amount of accounts receivable that we are unable to collect may be different than the amount initially estimated. Our allowance for expected credit losses on December 28, 2025 and December 29, 2024, was $5.2 million and $3.8 million, respectively. To the extent the actual collectability of our accounts receivable differs from our estimates by 10%, our 2025 net income would be higher or lower by approximately $0.4 million, on an after-tax basis, depending on whether the actual collectability was better or worse, respectively, than the estimated allowance.

Product Warranties. We typically provide limited warranties with respect to certain attributes of our carpet products (for example, warranties regarding excessive surface wear, edge ravel and static electricity) for periods ranging from ten to twenty years, depending on the particular carpet product and the environment in which the product is to be installed. Similar limited warranties are provided on certain attributes of our rubber and LVT products, typically for a period of 5 to 15 years. We typically warrant that any services performed will be free from defects in workmanship for a period of one year following completion. In the event of a breach of warranty, the remedy typically is limited to repair of the problem or replacement of the affected product. We record a provision related to warranty costs based on historical experience and future expectations, and periodically adjust these provisions to reflect changes in actual experience. Our warranty and sales allowance reserve on December 28, 2025 and December 29, 2024, was $3.9 million and $5.3 million, respectively. Actual warranty expense incurred could vary significantly from amounts that we estimate. To the extent the actual warranty expense differs from our estimates by 10%, our 2025 net income would be higher or lower by approximately $0.3 million, on an after-tax basis, depending on whether the actual expense is lower or higher, respectively, than the estimated provision.

Pension Benefits. Net pension expense recorded is based on, among other things, assumptions about the discount rate, estimated return on plan assets and salary increases. While management believes these assumptions are reasonable, changes in these and other factors and differences between actual and assumed changes in the present value of liabilities or assets of our plans above certain thresholds could cause net annual expense to increase or decrease materially from year to year. The actuarial assumptions used in our foreign defined benefit plans reporting are reviewed periodically and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligation. The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers. The table below represents the changes to the projected benefit obligation as a result of changes in discount rate assumptions:

Foreign Defined Benefit Plans	Increase (Decrease) in Projected Benefit Obligation
(in millions)
1% increase in actuarial assumption for discount rate	$(21.1)
1% decrease in actuarial assumption for discount rate	25.6

  For the year ended December 28, 2025, the discount rate used in the salary continuation plan is no longer considered a critical accounting estimate as a 1% increase or decrease in the discount rate would not have a material impact to the projected benefit obligation of the plan.

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

Interest Rate Market Risk Exposure

Changes in interest rates affect the interest paid on our variable rate debt. To mitigate the impact of fluctuations in interest rates, our management monitors interest rates and subject to approval by our Board of Directors, may from time to time enter into derivative transactions, such as interest rate swaps, in order to manage exposure to interest rate fluctuations. There were no active interest rate derivative instruments as of December 28, 2025.

Foreign Currency Exchange Market Risk Exposure

A significant portion of our operations consists of manufacturing and sales activities in foreign jurisdictions. We manufacture our products in the United States, Northern Ireland, the Netherlands, Germany, China, and Australia, and we sell our products in more than 100 countries. As a result, our financial results have been, and could be, significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. dollar and many other currencies, including the Euro, British Pound sterling, Canadian dollar, Australian dollar and Chinese Renminbi. When the U.S. dollar strengthens against a foreign currency, the value of anticipated sales in those currencies decreases, and vice versa. Additionally, to the extent our foreign operations with functional currencies other than the U.S. dollar transact business in countries other than the United States, exchange rate changes between two foreign currencies could ultimately impact us. Finally, because we report in U.S. dollars on a consolidated basis, foreign currency exchange fluctuations could have a translation impact on our financial position. To mitigate the impact of fluctuations in foreign currency exchange rates, we may enter into derivative transactions from time to time, such as forward contracts and foreign currency options. There were no active foreign currency derivative instruments as of December 28, 2025.

During 2025, we recognized $50.6 million in other comprehensive income related to foreign currency translation adjustments primarily due to the strengthening of the Euro against the U.S dollar.

Sensitivity Analysis

For purposes of specific risk analysis, we use sensitivity analysis to measure the impact that market risk may have on the fair values of our market-sensitive instruments.

To perform sensitivity analysis, we assess the risk of loss in fair values associated with the impact of hypothetical changes in interest rates and foreign currency exchange rates on market-sensitive instruments. The market value of instruments affected by interest rate and foreign currency exchange rate risk is computed based on the present value of future cash flows as impacted by the changes in the rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 28, 2025. The values that result from these computations are then compared with the market values of the financial instruments. The differences are the hypothetical gains or losses associated with each type of risk.

Interest Rate Risk

As discussed above, our Facility is comprised of a combination of term loan and revolving loan borrowings. The following table summarizes our market risks associated with our variable rate debt obligations under the Facility as of December 28, 2025. For debt obligations, the table presents principal cash flows by year of maturity.

Rate-Sensitive Liabilities	2026	2027	2028	2029	Thereafter	Total	Fair Value
	(in thousands)
Long-term Debt:
Variable Rate	$8,781	$8,781	$8,781	$8,781	$146,655	$181,779	$181,779

Our weighted average interest rate for our outstanding borrowings under the Facility as of December 28, 2025 and December 29, 2024 was 5.12% and 5.62%, respectively.

An increase in our effective interest rate of 1% on our variable rate debt would increase annual interest expense by approximately $2.2 million. We will continue to review our exposure to interest rate fluctuations and evaluate whether we should manage such exposures through any future interest rate swap transactions. The carrying value of the Company’s borrowings under our Facility approximates fair value as the Facility bears variable interest rates that are similar to existing market rates.

Foreign Currency Exchange Rate Risk

As of December 28, 2025, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a respective decrease or increase in the fair value of our financial instruments of $11.4 million. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	FISCAL YEAR
	2025	2024	2023
Net sales	$1,386,854	$1,315,658	$1,261,498
Cost of sales	849,474	832,710	820,429
Gross profit	537,380	482,948	441,069

Selling, general and administrative expenses	373,385	348,542	339,049
Restructuring, asset impairment, other (gains) and charges	—	—	(2,502)

Operating income	163,995	134,406	104,522

Interest expense	19,546	23,205	31,787
Other expense (income), net	7,598	(2,353)	9,081

Income before income tax expense	136,851	113,554	63,654
Income tax expense	20,753	26,608	19,137

Net income	$116,098	$86,946	$44,517

Earnings per share – basic	$1.99	$1.49	$0.77
Earnings per share – diluted	$1.96	$1.48	$0.76

Common shares outstanding – basic	58,375	58,282	58,092
Common shares outstanding – diluted	59,162	58,871	58,335

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	FISCAL YEAR
	2025	2024	2023
Net income	$116,098	$86,946	$44,517
Other comprehensive income (loss), after tax:
Foreign currency translation adjustment	50,626	(23,727)	19,185
Reclassification from accumulated other comprehensive loss – discontinued cash flow hedge	—	—	749
Pension liability adjustment	520	(5,818)	(6,468)
Other comprehensive income (loss)	51,146	(29,545)	13,466

Comprehensive income	$167,244	$57,401	$57,983

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	END OF FISCAL YEAR
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$71,323	$99,226
Accounts receivable, net	174,457	171,135
Inventories, net	275,014	260,581
Prepaid expenses and other current assets	34,048	33,355
Total current assets	554,842	564,297
Property, plant and equipment, net	309,449	282,374
Operating lease right-of-use assets	78,191	76,815
Deferred tax assets	25,272	24,624
Goodwill	112,127	99,887
Intangible assets, net	50,885	48,273
Other assets	75,756	74,546

Total assets	$1,206,522	$1,170,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$64,768	$68,943
Accrued expenses	147,770	134,996
Current portion of operating lease liabilities	15,748	12,296
Current portion of long-term debt	8,778	482
Total current liabilities	237,064	216,717
Long-term debt	172,801	302,275
Operating lease liabilities	67,205	68,092
Deferred income taxes	23,365	31,822
Other long-term liabilities	65,413	62,762

Total liabilities	565,848	681,668

Commitments and contingencies (Note 17)

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at December 28, 2025 and December 29, 2024	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 57,891 and 58,304 shares issued and outstanding at December 28, 2025 and December 29, 2024, respectively	5,789	5,830
Additional paid-in capital	248,910	261,028
Retained earnings	517,980	405,441
Accumulated other comprehensive loss – foreign currency translation	(92,691)	(143,317)
Accumulated other comprehensive loss – pension liability	(39,314)	(39,834)

Total shareholders’ equity	640,674	489,148

Total liabilities and shareholders’ equity	$1,206,522	$1,170,816

See accompanying notes to consolidated financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	FISCAL YEAR
	2025	2024	2023
OPERATING ACTIVITIES:
Net income	$116,098	$86,946	$44,517
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,916	39,333	40,774
Share-based compensation expense	14,385	12,907	10,265
Loss (gain) on disposal of property, plant and equipment, net	—	264	(2,252)
Loss on foreign subsidiary liquidation	—	2,152	6,221
Loss on debt extinguishment	2,440	—	—
Bad debt expense	1,441	1,476	53
Deferred income taxes	(12,958)	(3,034)	(10,082)
Other	(4,715)	(8,480)	1,273
Amortization of acquired intangible assets	3,073	5,172	5,172
Working capital changes:
Accounts receivable	4,620	(13,872)	21,798
Inventories	2,102	10,467	31,040
Prepaid expenses and other current assets	590	(3,079)	(302)
Accounts payable and accrued expenses	1,914	18,178	(6,443)
Cash provided by operating activities	167,906	148,430	142,034

INVESTING ACTIVITIES:
Capital expenditures	(46,192)	(33,788)	(26,107)
Proceeds from sale of property, plant and equipment	—	1,040	6,593
Insurance proceeds from property casualty loss	—	2,374	—
Cash used in investing activities	(46,192)	(30,374)	(19,514)

FINANCING ACTIVITIES:
Term loan borrowings	170,000	—	—
Term loan repayments	(390)	(115,213)	(80,927)
Revolving loan borrowings	41,701	34,243	90,000
Revolving loan repayments	(35,515)	(34,243)	(114,381)
Senior notes repayment	(300,000)	—	—
Repurchase of common stock	(18,175)	—	—
Dividends paid	(3,559)	(2,338)	(2,323)
Tax withholding payments for share-based compensation	(8,372)	(4,770)	(1,514)
Payments for debt extinguishment costs	(620)	—	—
Debt issuance costs	(1,303)	—	—
Finance lease payments	(3,059)	(2,913)	(2,419)
Cash used in financing activities	(159,292)	(125,234)	(111,564)

Net cash (used in) provided by operating, investing and financing activities	(37,578)	(7,178)	10,956
Effect of exchange rate changes on cash	9,675	(4,094)	1,978

CASH AND CASH EQUIVALENTS:
Net (decrease) increase	(27,903)	(11,272)	12,934
Balance, beginning of year	99,226	110,498	97,564

Balance, end of year	$71,323	$99,226	$110,498

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

The Company’s fiscal year is the 52 or 53 week period ending on the Sunday nearest December 31. All references herein to “2025,” “2024,” and “2023,” mean the fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023, respectively. Fiscal years 2025, 2024 and 2023 were each comprised of 52 weeks.

The Company has determined that it has two operating and reportable segments – namely Americas (“AMS”) which includes the United States, Canada and Latin America geographic areas, and Europe, Africa, Asia and Australia (collectively “EAAA”). See Note 19 entitled “Segment Information” for additional information.
Cybersecurity Event
On November 20, 2022, we discovered a cybersecurity attack, perpetrated by unauthorized third parties, affecting our IT systems (the “Cyber Event”). The investigation of the Cyber Event was completed during 2023. During 2024, we recovered $4.8 million in business interruption insurance proceeds, which are recognized as a benefit within other expense / income, net in the consolidated statements of operations. During 2024, we also recovered $0.8 million from our cyber risk insurance, which are recorded as a reduction of selling, general, and administrative expenses. The insurance claim for the Cyber Event is now closed.
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All of our subsidiaries are wholly-owned, and we are not a party to any joint venture, partnership or other variable interest entity that would potentially qualify for consolidation. All material intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples include provisions for returns, expected credit losses, product claims reserves, inventory obsolescence and the length of product life cycles, accruals associated with restructuring activities, income tax exposures and valuation allowances, and the remaining carrying value of goodwill, intangible assets and property, plant and equipment. Actual results could vary from these estimates.

Risks and Uncertainties
Global economic challenges, including government-imposed tariffs and retaliatory tariffs, inflation, supply chain disruptions, geopolitical factors including wars and other conflicts, and slow market conditions in certain parts of the globe could cause economic uncertainty and volatility. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein, including the goodwill and intangible asset assessments discussed in Note 11 entitled “Goodwill and Other Intangible Assets.” These uncertainties could result in a future material adverse effect to the Company’s financial statements if actual results differ from these estimates.

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

Revenue Recognized from Contracts with Customers

Contracts with customers typically take the form of invoices for purchase of materials from the Company. Customer payment terms vary by region and are typically less than 60 days. The performance obligation is the delivery of these materials to the customer’s control. Revenue from the sale of modular carpet, resilient flooring, rubber flooring, and related products is the primary source of the Company’s total revenue. The revenue from sales of these products is recognized upon shipment, or in certain cases, upon delivery to the customer. The transaction price for these sales is readily identifiable. The remaining revenue is generated from the installation of carpet and other flooring-related material. See Note 3 entitled “Revenue Recognition” for additional information related to revenue disaggregation.

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

Performance Obligations

As noted above, the Company primarily generates revenue through the sale of flooring material to end users either upon shipment or upon arrival of the product at its destination. In these instances, there typically is no other obligation to the customers other than the delivery of flooring material, with the exception of warranty. The Company offers a warranty to its customers which guarantees certain on-floor performance characteristics and warrants against manufacturing defects. The warranty is not a service warranty, and there is no ability to separate the warranty obligation from the sale of the flooring or purchase it separately. This assurance-type warranty does not represent a separate performance obligation and the Company accounts for warranty claims on an accrual basis.

For the Company’s installation business, the sales of carpet and other flooring materials and installation services are separate deliverables which under the revenue recognition requirements should be characterized as separate performance obligations. The nature of the installation projects is such that the vast majority – an amount in excess of 85% of these installation projects – are completed in less than five days. On a project-by-project basis, the Company’s largest installation customers are retail, education and corporate customers. The Company has evaluated these projects at the end of each reporting period and recorded revenue in accordance with the accounting standards for projects which were underway as of the end of 2025, 2024 and 2023.

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

Advertising and Promotion

The Company’s advertising and promotional activities primarily consist of product samples, printed materials, digital marketing, trade shows, and customer events. Advertising and promotional costs are expensed when the advertising / promotional activity first takes place. Advertising and promotional expenses were $37.8 million, $39.2 million and $34.6 million for the years 2025, 2024 and 2023, respectively, and were recorded in selling, general and administrative (“SG&A”) expenses in the consolidated statements of operations.

Research and Development

Research and development costs are expensed as incurred and are included in SG&A expenses and cost of sales in the consolidated statements of operations. Research and development expense includes costs associated with the development of new products as well as the improvement and enhancement of existing products. Research and development expense was $16.1 million, $15.1 million, and $17.0 million for the years 2025, 2024 and 2023, respectively.

Cash, Cash Equivalents and Short-Term Investments

Highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. Investments with maturities greater than three months and less than one year are classified as short-term investments. Significant concentrations of credit risk may arise from the Company’s cash maintained at various banks, as from time to time cash balances may exceed the FDIC limits. The Company did not hold any significant amounts of cash equivalents and short-term investments at December 28, 2025 and December 29, 2024.

Supplemental Cash Flow Information

Cash payments for interest amounted to approximately $18.0 million, $22.8 million, and $28.8 million for the years 2025, 2024 and 2023, respectively. See Note 16 entitled “Income Taxes” for income taxes paid information for fiscal years 2025, 2024 and 2023.

Allowances for Expected Credit Losses

The Company maintains allowances for expected credit losses for estimated losses resulting from the inability of customers to make required payments. Estimating the amount of future expected losses requires the Company to consider historical losses from our customers, as well as current market conditions and future forecasts of our customers’ ability to make payments for goods and services. By its nature, such an estimate is subjective, and it is possible that the amount of accounts receivable that the Company is unable to collect may be different than the amount initially estimated.

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

Property, Plant and Equipment and Long-Lived Assets

Property, plant and equipment are carried at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: buildings and improvements – ten to forty years; equipment, furniture and fixtures – three to twelve years; and computer software – three to six years. Certain manufacturing equipment in our Weinheim manufacturing facility have estimated useful lives up to twenty-five years. Leasehold improvements are depreciated over the shorter of the asset life or lease term, generally between three to twelve years. Interest costs for the construction/development of certain long-term assets are capitalized and amortized over the related assets’ estimated useful lives. Total depreciation expense amounted to approximately $34.4 million, $34.3 million, and $35.9 million for the years 2025, 2024 and 2023, respectively.

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

Goodwill and Other Intangible Assets

In accordance with applicable accounting standards, the Company tests goodwill for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the fourth quarters of 2025, 2024 and 2023, the Company performed the annual goodwill impairment test. The Company tests goodwill at the reporting unit level, which is an operating segment or one level below an operating segment. In performing the impairment testing, the Company prepared valuations of reporting units on both a market comparable methodology and an income methodology, and those valuations were compared with the respective carrying values of the reporting units to determine whether any goodwill impairment existed.

In preparing the valuations, past, present and future expectations of performance were considered. See Note 11 entitled “Goodwill and Other Intangible Assets” for additional information.

Trademark and trade name intangible assets acquired in connection with the nora acquisition are not subject to amortization, but are tested for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible assets below its carrying amount. For the annual tests performed in 2025, 2024 and 2023, the Company prepared valuations of the intangible assets using the present value of cash flows under the relief from royalty method, which requires management to estimate forecasted revenues and a discount rate. The estimated fair value of the trademark and trade name intangible assets was compared to the carrying value to determine whether any impairment existed. See Note 11 entitled “Goodwill and Other Intangible Assets” for additional information.

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

The Company records a provision related to warranty costs based on historical experience and future expectations and periodically adjusts these provisions to reflect changes in actual experience. Warranty and sales allowance reserves amounted to $3.9 million and $5.3 million as of December 28, 2025 and December 29, 2024, respectively, and are included in accrued expenses in the accompanying consolidated balance sheets.

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

Translation of Foreign Currencies

The financial position and results of operations of the Company’s foreign subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the exchange rate in effect at each year-end. Income and expense items are translated each month at average monthly exchange rates throughout the year. The resulting translation adjustments are recorded in the foreign currency translation adjustment account. In the event of a divestiture or substantial liquidation of a foreign subsidiary, the related foreign currency translation results are reclassified from equity to income. Foreign exchange translation gains (losses) were $50.6 million, $(23.7) million, and $19.2 million for the years 2025, 2024 and 2023, respectively.

Earnings per Share

Basic earnings per share is computed based on the average number of common shares outstanding, including participating securities. Diluted earnings per share reflects the potential increase in average common shares outstanding that would result from share-based awards or the assumed exercise of outstanding stock options, calculated using the treasury stock method. See Note 14 entitled “Earnings Per Share” for additional information.

Share-Based Compensation

The Company has share-based employee compensation plans, which are described more fully in Note 13 entitled “Shareholders' Equity.”

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Issued Accounting Pronouncements – Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. This ASU requires public entities on an annual basis to disclose a rate reconciliation with explicit categories, as outlined in the ASU, and requires additional disclosures for reconciling items that meet certain quantitative thresholds. Other disclosures include disaggregation of income taxes paid, pre-tax income, and income tax expense. The new guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted this ASU prospectively for the period ended December 28, 2025. See Note 16 entitled “Income Taxes” for additional information. The adoption of this ASU impacted our income tax disclosures but did not have a material impact to our consolidated financial statements.
Recently Issued Accounting Pronouncements – Not Yet Adopted
In September 2025, the FASB issued ASU 2025-06 - “Intangibles - Goodwill and Other Internal Use Software (Topic 350-40)”. This ASU amends the accounting for internal-use software costs by removing reference to prescriptive and sequential software development stages used to evaluate capitalizable costs. The ASU requires entities to consider whether significant uncertainties associated with development activities have been resolved prior to capitalization of software costs and aligns disclosure requirements with ASC 360, “Property, Plant, and Equipment”. The new guidance in ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, and may be applied prospectively, retrospectively, or using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of this ASU to its consolidated financial statements.
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

All other ASU’s issued but not adopted yet were assessed and determined to be not applicable or are not expected to have a material impact to our consolidated financial statement or disclosures.

NOTE 3 – REVENUE RECOGNITION

The Company generates revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material, and from the installation of carpet and other flooring-related material. A summary of these revenue streams, as a percentage of net sales, for fiscal years 2025, 2024 and 2023 is as follows:

	Fiscal Year
	2025	2024	2023
Revenue from the sale of flooring material	98%	97%	98%
Revenue from installation of flooring material	2%	3%	2%

Disaggregation of Revenue

For fiscal years 2025, 2024 and 2023, revenue from the Company’s customers is broken down by geography as follows:

	Fiscal Year
Geography	2025	2024	2023
Americas	60.9%	60.9%	58.4%
Europe	29.0%	28.6%	30.1%
Asia-Pacific	10.1%	10.5%	11.5%

Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 19 entitled “Segment Information” for additional information.

For fiscal years 2025, 2024, and 2023, revenue by material market segment as a percentage of consolidated totals is as follows:

	Fiscal Year
Market Segment	2025	2024	2023
Corporate Office	44%	47%	49%
Education	20%	19%	18%
Healthcare	11%	9%	10%
Other	25%	25%	23%

NOTE 4 – RECEIVABLES

The Company has adopted credit policies and standards intended to reduce the inherent risk associated with potential increases in its concentration of credit risk due to increasing trade receivables. Management believes that credit risks are further moderated by the diversity of its end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for expected credit losses resulting from the inability of customers to make required payments. If the financial condition of its customers were to deteriorate, resulting in a change in their ability to make payments, additional allowances may be required. As of December 28, 2025, and December 29, 2024, the allowance for expected credit losses amounted to $5.2 million and $3.8 million, respectively, for all accounts receivable of the Company.

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

The following table presents the carrying values and estimated fair values, including the level within the fair value hierarchy, of certain financial instruments:

	December 28, 2025			December 29, 2024
	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)
	(in thousands)
Assets:
Company-owned life insurance	$23,048	$—	$23,048	$22,911	$—	$22,911
Deferred compensation investments	33,728	8,941	24,787	30,521	8,697	21,824

Liabilities(1):
Borrowings under Syndicated Credit Facility(2)	$181,779	$—	$181,779	$5,564	$—	$5,564
5.50% Senior Notes (3)	—	—	—	300,000	—	294,738

(1) Carrying values are presented gross, excluding the impact of unamortized debt issuance costs and including amounts presented as current liabilities on the consolidated balance sheets.
(2) Unamortized debt issuance costs associated with term loan borrowings under the Syndicated Credit Facility were $0.2 million as of December 28, 2025, and recorded as a reduction of long-term debt in the consolidated balance sheets. Unamortized debt issuance costs associated with the Syndicated Credit Facility as of December 29, 2024, were not material.
(3) The Senior Notes were repaid on December 3, 2025, and the outstanding debt was extinguished. As of December 29, 2024, unamortized debt issuance costs associated with the Senior Notes were $2.8 million and were recorded as a reduction of long-term debt in the consolidated balance sheets.

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

Deferred Compensation Investments

Assets associated with the Company’s nonqualified savings plans are held in a rabbi trust and consist of investments in mutual funds and insurance contracts. The fair value of the mutual funds is derived from quoted prices in active markets. The fair value of the insurance contracts is based on observable inputs related to the performance measurement funds that shadow the deferral investment allocations made by participants in the nonqualified savings plans. These investments are recorded at fair value within other assets in the consolidated balance sheets. Changes in the fair value of the investments associated with the nonqualified savings plans are recognized in SG&A expenses in the consolidated statements of operations. See Note 18 entitled “Employee Benefit Plans” for additional information on the Company’s nonqualified savings plans.

Syndicated Credit Facility and Senior Notes

The Company’s liabilities for borrowings under the Facility are not recorded at fair value in the consolidated balance sheets. The carrying value of borrowings under the Facility approximates fair value as the Facility bears variable interest rates that are similar to existing market rates. In the prior year, the Senior Notes obligation was not recorded at fair value in the consolidated balance sheets. The fair value of the Senior Notes was derived in prior year using quoted prices for similar instruments. See Note 9, entitled “Long-Term Debt” for additional information.

Other Assets and Liabilities

Due to the short maturity of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, their carrying values approximate fair value. See Note 18 entitled “Employee Benefit Plans” for additional information on defined benefit plan assets.

NOTE 6 – INVENTORIES

Inventories are summarized as follows:

	End of Fiscal Year
	2025	2024
	(in thousands)
Finished goods	$205,115	$192,705
Work-in-process	17,418	18,552
Raw materials	52,481	49,324
Inventories, net	$275,014	$260,581

Reserves for inventory obsolescence amounted to $35.5 million and $38.3 million as of December 28, 2025 and December 29, 2024, respectively, and have been netted against amounts presented above.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	End of Fiscal Year
	2025	2024
	(in thousands)
Land	$16,362	$14,844
Buildings and improvements	167,800	159,741
Equipment, furniture and fixtures(1)	592,086	533,314
Computer software	70,042	66,226
Construction-in-progress(2)	40,134	21,394

	886,424	795,519
Accumulated depreciation and amortization(1)	(576,975)	(513,145)

Property, plant and equipment, net	$309,449	$282,374

(1) Includes impact of finance lease assets. See Note 10 entitled “Leases” for additional information.
(2) Primarily represents manufacturing equipment not yet placed in service.

NOTE 8 – ACCRUED EXPENSES

Accrued expenses are summarized as follows:

	End of Fiscal Year
	2025	2024
	(in thousands)
Compensation	$109,627	$97,190
Interest	948	1,276
Taxes	15,179	13,762
Accrued purchases	3,341	3,888
Warranty and sales allowances	3,885	5,254
Other	14,790	13,626
Accrued expenses	$147,770	$134,996

NOTE 9 – LONG-TERM DEBT

Long-term debt consisted of the following:

	December 28, 2025		December 29, 2024
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility
Revolving loan borrowings	$6,158	6.07%	$—	—%
Term loan borrowings	175,621	5.09%	5,564	5.62%
Total borrowings under Syndicated Credit Facility	181,779	5.12%	5,564	5.62%

5.50% Senior Notes (2)	—	—%	300,000	5.50%

Total debt	181,779		305,564
Less: Unamortized debt issuance costs	(200)		(2,807)

Total debt, net	181,579		302,757
Less: Current portion of long-term debt	(8,778)		(482)

Total long-term debt, net	$172,801		$302,275

(1) Represents the weighted average rate of interest for borrowings under the Syndicated Credit Facility and the stated rate of interest for the 5.50% Senior Notes without the effect of debt issuance costs.
(2) The Senior Notes were redeemed December 3, 2025. See below for additional information.

Syndicated Credit Facility

The Company’s Syndicated Facility Agreement (“Facility”) provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving credit facility. Each of the Company’s material domestic subsidiaries guarantee the obligations of the Company under its Facility. At December 28, 2025, the Company had available borrowing capacity of $243.2 million under the revolving loan facility.

Significant Credit Facility Amendment

On December 3, 2025, the Company entered into the third amended and restated Facility agreement. The amendment provided for, among other changes, the following:

•adding a new term loan facility in an aggregate principal amount of $170 million (“Term Loan”), which was fully drawn on December 3, 2025;
•extending the maturity date of the Facility to December 3, 2030;
•reducing the revolving credit facility from $300 million to $250 million;
•reducing the maximum unused facility commitment fee to 0.30%; and
•amending the interest rates applicable to Base Rate loans and Secured Overnight Financing Rate ("SOFR") loans as discussed in more detail below in “Interest Rates and Fees”.

See the section below entitled “Debt Issuance and Extinguishment costs” for the accounting treatment of fees and charges incurred in connection with this amendment.

Interest Rates and Fees

Base rate loans, as defined in the amended Facility, represent short-term borrowings with applicable interest rates determined as the greater of the federal funds rate plus a margin, the prime rate, or SOFR plus a margin. Interest on base rate loans is charged at varying rates computed by applying a margin ranging from 0.125% to 1.00%, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on SOFR-based and alternative currency loans are charged at varying rates computed by applying a margin ranging from 1.125% to 2.00% over the applicable SOFR rate or alternative currency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee ranging from 0.20% to 0.30% per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.

Fees for commercial letters of credit are computed as 1.00% per annum of the daily amount available to be drawn under such letters of credit. Fees for standby letters of credit are charged at varying rates computed by applying a margin ranging from 1.125% to 2.00% per annum of the amount available to be drawn under such standby letters of credit, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter.

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

The Facility also requires the Company to remain in compliance with the following financial covenants as of the end of each fiscal quarter, based on the Company’s consolidated results for the four fiscal quarters most recently ended:

•Consolidated Secured Net Leverage Ratio: Must be no greater than 3.00:1.00.
•Consolidated Interest Coverage Ratio: Must be no less than 2.25:1.00.

Under the amended Facility, the Company is required to make quarterly amortization payments of the term loan borrowings, which will commence the first quarter of 2026. The amortization payments are due on the last day of the calendar quarter.

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

Collateral

Pursuant to a Third Amended and Restated Security and Pledge Agreement, the Facility is secured by substantially all of the assets of the Company and its domestic subsidiaries (subject to exceptions for certain immaterial subsidiaries), including all of the stock of the Company’s domestic subsidiaries and up to 65% of the stock of certain material foreign subsidiaries. If an event of default occurs under the Facility, the lenders’ Administrative Agent may, upon the request of a specified percentage of lenders, exercise remedies with respect to the collateral, including, in some instances, taking possession of or selling personal property assets, collecting accounts receivable, or exercising proxies to take control of the pledged stock of domestic and certain material foreign subsidiaries.

As of December 28, 2025 and December 29, 2024, the Company had $0.6 million and $0.7 million, respectively, in letters of credit outstanding under the Facility.

The Company is in compliance with all covenants under the Facility as of December 28, 2025, and anticipates that it will remain in compliance with the covenants for the foreseeable future.

Redemption of Senior Notes

On December 3, 2025, the Company redeemed all of its $300 million outstanding 5.50% Senior Notes. The Senior Notes were redeemed using the proceeds from term loan borrowings under the amended Facility and cash on hand. The redemption price was 100% of the principal amount, plus accrued and unpaid interest. See below for amounts recognized upon extinguishment.

Debt Issuance and Extinguishment Costs

In connection with the December 3, 2025 Facility amendment and Senior Notes redemption, below is a summary of the fees and expenses incurred:

	Financial Statement Location	Revolving Loans	Term Loans	Senior Notes (1)	Total
	(in thousands)
Capitalization of debt issuance costs - revolving loans	Other assets	$1,099	$—	$—	$1,099
Capitalization of debt issuance costs - term loans	Long-term debt	—	203	—	203
Loss on debt extinguishment(2)	Interest expense	293	—	2,147	2,440
Other debt extinguishment costs	Interest expense	—	620	—	620

(1) Represents write-off of unamortized debt issuance costs.
(2) Revolving loan amounts pertain to the partial write-off of unamortized debt issuance costs due to lender changes in the Facility.

Debt issuance costs related to the revolving debt include underwriting fees, legal, and other direct costs associated with the issuance of debt. These unamortized amounts are included in other assets in the Company’s consolidated balance sheets. The Company amortizes these costs over the life of the related debt.

Debt issuance costs associated with term loans under the Facility and the prior Senior Notes are reflected as a reduction of long-term debt in the Company’s consolidated balance sheets. These fees are amortized straight-line, which approximates the effective interest method, and over the life of the outstanding borrowing, the debt balance will increase by the same amount as the fees that are amortized.

Future Maturities

The aggregate maturities of borrowings outstanding at December 28, 2025 were as follows:

Fiscal Year	Amount
(in thousands)
2026	$8,781
2027	8,781
2028	8,781
2029	8,781
2030	146,655
Total debt	$181,779
Total long-term debt in the consolidated balance sheets includes a reduction for unamortized debt issuance costs, which are excluded from the maturities table above.

NOTE 10 – LEASES

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

As of December 28, 2025, there were no significant leases that had not commenced.

The table below represents a summary of the balances recorded in the consolidated balance sheets related to the Company’s leases as of December 28, 2025 and December 29, 2024:

	December 28, 2025		December 29, 2024
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$78,191		$76,815

Current portion of operating lease liabilities	$15,748		$12,296
Operating lease liabilities	67,205		68,092
Total operating lease liabilities	$82,953		$80,388

Property, plant and equipment, net		$9,574		$8,079

Accrued expenses		$3,155		$2,657
Other long-term liabilities		6,817		5,797
Total finance lease liabilities		$9,972		$8,454

Lease Costs

	Fiscal Year
	2025	2024	2023
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$3,477	$3,079	$2,808
Interest on lease liabilities	561	457	319
Operating lease cost	20,305	19,495	18,850
Short-term lease cost	557	827	1,143
Variable lease cost	3,467	2,824	2,509
Total lease cost	$28,367	$26,682	$25,629

Other Supplemental Information

	Fiscal Year
	2025	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$534	$431	$237
Operating cash flows from operating leases	18,603	17,246	15,552
Financing cash flows from finance leases	3,059	2,913	2,419
Right-of-use assets obtained in exchange for new finance lease liabilities	3,978	3,993	3,612
Right-of-use assets obtained in exchange for new operating lease liabilities	10,159	4,598	15,561

Lease Term and Discount Rate

The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of December 28, 2025 and December 29, 2024:

	End of Fiscal Year
	2025	2024
Weighted-average remaining lease term – finance leases (in years)	4.07	3.61
Weighted-average remaining lease term – operating leases (in years)	7.05	7.68
Weighted-average discount rate – finance leases	6.52%	6.44%
Weighted-average discount rate – operating leases	6.33%	6.39%

Maturity Analysis

A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2026	$20,284	$3,696
2027	17,250	3,010
2028	13,492	2,046
2029	11,435	1,101
2030	8,723	539
Thereafter	32,450	972
Total future minimum lease payments (undiscounted)	103,634	11,364
Less: Present value discount	(20,681)	(1,392)
Total lease liabilities	$82,953	$9,972

NOTE 11 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company has two operating and reportable segments – namely AMS and EAAA. See Note 19 entitled “Segment Information” for additional information. The Company tests goodwill for impairment at least annually at the reporting unit level. The Company’s reporting units consist of (1) the Americas, (2) Europe, Middle East and Africa (“EMEA”), and (3) Asia-Pacific. The Americas reporting unit is the same as the AMS reportable segment, and the EMEA and Asia-Pacific reporting units are one level below the EAAA reportable segment.

During the fourth quarter of 2025, 2024, and 2023 we performed our annual quantitative goodwill impairment testing. We focused our testing on the Americas reporting unit because it is the only reporting unit with an allocated goodwill balance. The allocated goodwill balances for our EMEA and Asia-Pacific reporting units were written off in prior years as a result of goodwill impairment charges. The Company performed limited procedures for our EMEA and Asia-Pacific reporting units during the 2025, 2024, and 2023 goodwill testing to facilitate a reconciliation of market capitalization.

The annual quantitative goodwill impairment testing performed in 2025, 2024, and 2023 for our Americas reporting unit used a consistent methodology. The Company prepared valuations for the Americas reporting unit on both a market comparable methodology and an income methodology, utilizing a combination of the present value of expected future cash flows and the guideline public company method to determine the estimated fair value of the reporting unit. In preparing the valuation, past, present and future expectations of performance were considered, including our expectations for the short-term and long-term impacts of macroeconomic conditions and our expected financial performance, including planned revenue and operating income for the Americas reporting unit. The present value model requires management to estimate future cash flows, the timing of these cash flows, and a discount rate based on a weighted average cost of capital.

For 2025, 2024, and 2023 the fair value of the Americas reporting unit was substantially in excess of the carrying value and is not at risk of failing the quantitative impairment test.

The ending balances and the changes in the carrying amounts of goodwill allocated to each reportable segment for the years ended December 28, 2025 and December 29, 2024, are as follows(1):

	AMS	EAAA	Total
	(in thousands)
Goodwill balance, at December 31, 2023	$105,448	$—	$105,448
Foreign currency translation(2)	(5,561)	—	(5,561)
Goodwill balance, at December 29, 2024	99,887	—	99,887
Foreign currency translation(2)	12,240	—	12,240
Goodwill balance, at December 28, 2025	$112,127	$—	$112,127

(1) Goodwill balances are presented net of cumulative impairment losses of $358.5 million as of December 28, 2025. The cumulative impairment losses include impairment charges recognized prior to 2020 related to discontinued operations that were allocated to the current reportable segments on a proportionate basis.
(2) A portion of the goodwill balance allocated to the AMS reportable segment is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.

Other Intangible Assets

During the fourth quarter of 2025, 2024, and 2023, the Company performed its annual impairment testing of the trademark and trade name intangible assets. The Company prepared valuations of the intangible assets using the present value of cash flows under the relief from royalty method, which requires management to estimate forecasted revenues and a discount rate. The intangible asset required rate of return used in the 2025, 2024, and 2023 annual impairment testing were 11.0%, 11.5%, 12.5%, respectively. We determined that the estimated fair value of the trademark and trade name intangible assets exceeded the carrying value and that no impairment existed at the 2025, 2024, or 2023 measurement dates.

The Company’s intangible assets other than goodwill consisted of the following as of December 28, 2025 and December 29, 2024:

	December 28, 2025				December 29, 2024
	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Intangible assets subject to amortization(1):
Technology	$35,046	$—	$(35,046)	$—	$34,429	$—	$(31,522)	$2,907
Other	749	(478)	(67)	204	723	(478)	(34)	211
Total intangible assets subject to amortization	35,795	(478)	(35,113)	204	35,152	(478)	(31,556)	3,118

Indefinite-lived intangible assets(1):
Trademark and trade name	61,762	(11,081)	—	50,681	56,236	(11,081)	—	45,155

Total intangible assets	$97,557	$(11,559)	$(35,113)	$50,885	$91,388	$(11,559)	$(31,556)	$48,273

(1) Certain intangible asset balances are subject to changes attributable to foreign currency translation.

Amortization expense related to intangible assets during the years 2025, 2024 and 2023 was $3.1 million, $5.2 million and $5.2 million, respectively, and is recorded in cost of sales in the consolidated statements of operations. The developed technology intangible asset was amortized over its estimated useful life of 7 years and was fully amortized during fiscal year 2025.

NOTE 12 – PREFERRED STOCK

The Company is authorized to designate and issue up to 5,000,000 shares of $1.00 par value preferred stock in one or more series and to determine the rights and preferences of each series, to the extent permitted by the Articles of Incorporation, and to fix the terms of such preferred stock without any vote or action by the shareholders. The issuance of any series of preferred stock may have an adverse effect on the rights of holders of common stock and could decrease the amount of earnings and assets available for distribution to holders of common stock. In addition, any issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company. As of December 28, 2025, and December 29, 2024, there were no shares of preferred stock issued.

NOTE 13 – SHAREHOLDERS’ EQUITY

The Company is authorized to issue 120 million shares of $0.10 par value Common Stock. The Company’s Common Stock is traded on the Nasdaq Global Select Market under the symbol TILE.

The Company paid cash dividends during 2025 totaling $0.06 per share and $0.04 per share for 2024 and 2023, including participating securities. The future declaration and payment of dividends is at the discretion of the Company’s Board, and depends upon, among other things, the Company’s investment policy and opportunities, results of operations, financial condition, cash requirements, future prospects, and other factors that may be considered relevant at the time of the Board’s determination. Such other factors include limitations contained in the agreement for its Syndicated Credit Facility, which specify conditions as to when any dividend payments may be made. As such, the Company may discontinue its dividend payments in the future if its Board determines that a cessation of dividend payments is appropriate in light of the factors indicated above.

In May 2022, the Company adopted a new share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During fiscal year 2025, the Company repurchased 750,166 shares of common stock at a weighted average price of $24.23 per share pursuant to this program. No shares of common stock were repurchased pursuant to this program during 2024 or 2023. All treasury stock is accounted for using the cost method.

The following tables depict the activity in the accounts which make up shareholders’ equity for fiscal years 2025, 2024 and 2023:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	TOTAL
	(in thousands)
Balance, at December 29, 2024	58,304	$5,830	$261,028	$405,441	$(39,834)	$(143,317)	$489,148
Net income	—	—	—	116,098	—	—	116,098
Issuances of stock related to restricted share units and performance shares	713	71	(71)	—	—	—	—
Cash dividends declared	—	—	—	(3,559)	—	—	(3,559)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(376)	(38)	6,054	—	—	—	6,016
Share repurchases	(750)	(74)	(18,101)	—	—	—	(18,175)
Pension liability adjustment	—	—	—	—	520	—	520
Foreign currency translation adjustment	—	—	—	—	—	50,626	50,626
Balance, at December 28, 2025	57,891	$5,789	$248,910	$517,980	$(39,314)	$(92,691)	$640,674

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	TOTAL
	(in thousands)
Balance, at December 31, 2023	58,112	$5,811	$252,909	$320,833	$(34,016)	$(119,590)	$425,947
Net income	—	—	—	86,946	—	—	86,946
Issuances of stock related to restricted share units and performance shares	479	48	(48)	—	—	—	—
Restricted stock issuances	58	6	941	—	—	—	947
Unrecognized compensation expense related to restricted stock awards	—	—	(946)	—	—	—	(946)
Cash dividends declared	—	—	—	(2,338)	—	—	(2,338)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(345)	(35)	8,172	—	—	—	8,137
Pension liability adjustment	—	—	—	—	(5,818)	—	(5,818)
Foreign currency translation adjustment	—	—	—	—	—	(23,727)	(23,727)
Balance, at December 29, 2024	58,304	$5,830	$261,028	$405,441	$(39,834)	$(143,317)	$489,148

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	CASH FLOW HEDGE	TOTAL
	(in thousands)
Balance, at January 1, 2023	58,106	$5,811	$244,159	$278,639	$(27,548)	$(138,775)	$(749)	$361,537
Net income	—	—	—	44,517	—	—	—	44,517
Issuances of stock related to restricted share units and performance shares	85	8	(8)	—	—	—	—	—
Restricted stock issuances	107	11	749	—	—	—	—	760
Unrecognized compensation expense related to restricted stock awards	—	—	(760)	—	—	—	—	(760)
Cash dividends declared	—	—	—	(2,323)	—	—	—	(2,323)
Compensation expense related to share-based plans, net of forfeitures	(186)	(19)	8,769	—	—	—	—	8,750
Pension liability adjustment	—	—	—	—	(6,468)	—	—	(6,468)
Foreign currency translation adjustment	—	—	—	—	—	19,185	—	19,185
Reclassification out of accumulated other comprehensive loss – discontinued cash flow hedge	—	—	—	—	—	—	749	749
Balance, at December 31, 2023	58,112	$5,811	$252,909	$320,833	$(34,016)	$(119,590)	$—	$425,947

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

Restricted Stock Awards

During fiscal year 2025, there were no new grants of restricted stock awards. Outstanding restricted stock at December 29, 2024, of 242,300 shares with a weighted average grant date fair value of $13.92 were fully vested as of December 28, 2025. During fiscal years 2024 and 2023, the Company granted restricted stock awards totaling 58,400 and 107,100 shares, respectively, of Common Stock. The weighted average grant date fair value of restricted stock awards granted during 2024 and 2023 was $16.22 and $7.10, respectively. These awards (or a portion thereof) vested with respect to each recipient over a one to three-year period from the date of grant, provided the individual remained in the employment or service of the Company as of the vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company or upon involuntary termination without cause.

Compensation expense related to awards of restricted stock was $0.4 million, $2.3 million and $4.5 million for 2025, 2024 and 2023, respectively. These grants are made primarily to the board of directors and executive-level personnel at the Company, and as a result, no compensation costs have been capitalized. The Company has reduced its expense for any restricted stock forfeited during the period. The expense related to awards of restricted stock is captured in SG&A expenses in the consolidated statements of operations. As of December 28, 2025, there was no remaining unrecognized compensation expense for restricted stock awards.

Restricted Share Unit Awards

During fiscal year 2025, 2024, and 2023, the Company granted awards for 337,300, 407,300, and 596,200 restricted share units to certain employees and directors pursuant to the Company’s stock incentive plan. The weighted average grant date fair value of the restricted share units granted during 2025, 2024, and 2023, was $22.00, $13.38, and $10.36, respectively. Each restricted share unit represents one share of the Company’s common stock to be issued to the award recipient once the vesting criteria have been satisfied. Awards of restricted share units have a graded vesting schedule over a one to three-year period from the date of grant, provided the individual remains in the employment or service of the Company as of each vesting date. Additionally, certain awards (or a portion thereof) could vest earlier in the event of a change in control of the Company, upon involuntary termination without cause, or upon retirement, provided certain eligibility criteria are met.

Compensation expense related to the restricted share units was $6.0 million, $3.5 million, and $1.9 million for 2025, 2024, and 2023, respectively. These grants are made primarily to executive-level personnel at the Company and, as a result, no compensation costs have been capitalized.

The Company has reduced its expense for any restricted share units forfeited during the period. The expense related to awards of restricted share units is captured primarily in SG&A expenses in the consolidated statements of operations.

The following table summarizes restricted share units outstanding as of December 28, 2025, as well as activity during the year:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2024	823,300	$11.76
Granted	337,300	22.00
Vested	(338,000)	11.87
Forfeited or canceled	(25,200)	16.97
Outstanding at December 28, 2025	797,400	$15.88

As of December 28, 2025, the unrecognized total compensation cost related to unvested restricted share units was $6.9 million. That cost is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.

Performance Share Awards

In each of the years 2025, 2024 and 2023, the Company issued awards of performance shares to certain employees. These awards vest based on the achievement of certain performance-based goals over a performance period of three years, subject to (among other things) the employee’s continued employment through the last date of the performance period and will be settled in shares of our common stock or in cash at the Company’s election. The number of shares that may be issued in settlement of the performance shares to the award recipients may be greater (up to 200%) or lesser than the nominal award amount depending on actual performance achieved as compared to the performance targets set forth in the awards. The expense related to these performance shares is captured in SG&A expenses in the consolidated statements of operations. The Company evaluates the probability of achieving the performance-based goals as of the end of each reporting period and adjusts compensation expense based on this assessment.

The following table summarizes the performance shares outstanding as of December 28, 2025, as well as the activity during the year:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 29, 2024	1,171,700	$12.23
Granted	303,200	19.94
Vested	(375,500)	12.99
Forfeited or canceled	(29,100)	16.30
Outstanding at December 28, 2025	1,070,300	$14.04

Compensation expense related to the performance shares for 2025, 2024 and 2023 was $7.9 million, $7.1 million and $3.9 million, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $7.9 million as of December 28, 2025. The amount and timing of future compensation expense will depend on the performance of the Company. The compensation expense related to these outstanding performance shares is expected to be recognized over a weighted-average remaining vesting period of 1.7 years.

The tax benefit recognized with respect to restricted stock, restricted share units and performance shares was $2.3 million, $1.7 million, and $0.9 million in 2025, 2024 and 2023, respectively.

NOTE 14 – EARNINGS PER SHARE

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

	Fiscal Year
	2025	2024	2023
	(in thousands, except per share data)
Numerator:(1)
Net income	$116,098	$86,946	$44,517

Denominator:
Weighted average shares outstanding	58,341	57,937	57,349
Participating securities	34	345	743
Shares for basic EPS	58,375	58,282	58,092
Dilutive effect of non-participating securities	787	589	243
Shares for diluted EPS	59,162	58,871	58,335

Basic EPS	$1.99	$1.49	$0.77
Diluted EPS	$1.96	$1.48	$0.76
(1) Net income attributable to participating securities for fiscal years 2025, 2024 and 2023, was not material.

.

NOTE 15 – RESTRUCTURING AND OTHER

During the second quarter of 2023, the Company completed the sale of its Thailand facility, in connection with a previous plan of restructuring, for a selling price of $6.6 million and recognized a gain of $2.7 million, which is recorded in restructuring, asset impairment, other (gains) and charges in the consolidated statements of operations and is attributable to the EAAA reportable segment.

The Company determined that the Thailand facility sale did not meet the criteria for classification as discontinued operations.

NOTE 16 – INCOME TAXES

Income before income taxes consisted of the following:

	Fiscal Year
	2025	2024	2023
	(in thousands)
U.S. operations	$64,601	$37,060	$3,611
Foreign operations	72,250	76,494	60,043
Income before income taxes	$136,851	$113,554	$63,654

Provisions for federal, foreign and state income taxes in the consolidated statements of operations consisted of the following components:

	Fiscal Year
	2025	2024	2023
	(in thousands)
Current expense:
Federal	$7,209	$7,599	$5,523
Foreign	23,235	20,982	18,330
State	2,843	2,481	2,167
Current expense	33,287	31,062	26,020

Deferred (benefit) expense:
Federal	182	(3,279)	(4,810)
Foreign	(12,846)	(841)	(1,212)
State	130	(334)	(861)
Deferred benefit	(12,534)	(4,454)	(6,883)

Total income tax expense	$20,753	$26,608	$19,137

Income taxes paid (net of refunds) consisted of the following:

Fiscal Year
2025
(in thousands)
Federal	$9,118
Foreign:
Germany	11,538
Netherlands	5,546
China	2,069
Other Foreign	5,684
State and local	3,384
Total Income taxes paid, net of refunds	$37,339

Income tax payments amounted to approximately $37.8 million and $25.8 million for the years 2024 and 2023, respectively. During the years 2024 and 2023, the Company received income tax refunds of $3.3 million and $2.5 million, respectively.

We adopted ASU 2023-09 on a prospective basis beginning with fiscal year 2025. The following table reconciles the U.S. federal statutory rate of 21% to our effective income tax rate for fiscal year 2025 in accordance with ASU 2023-09:

	Fiscal Year
	2025
	(in thousands)
	Amount	Percent
Income taxes at U.S. federal statutory rate	$28,739	21.0%
State and local income taxes, net of federal income tax effect (1)	2,369	1.7%
Foreign Tax Effects
Germany
Statutory tax rate difference between Germany and U.S.	(1,651)	(1.2)%
Trade tax	5,974	4.4%
Enacted changes in tax laws or rates	(6,331)	(4.6)%
Remeasurement of deferred tax liability	(4,048)	(3.0)%
Other	(1,207)	(0.9)%
Other foreign jurisdictions	2,521	1.9%
Effect of Cross-Border Tax Laws
Other	(1,506)	(1.1)%
Tax credits
Other	(887)	(0.6)%
Nontaxable or non-deductible items
Non-deductible employee compensation	1,823	1.3%
Other	(1,383)	(1.0)%
Changes in valuation allowances	(3,693)	(2.7)%
Changes in unrecognized tax benefits	33	—%
Income tax expense and effective tax rate	$20,753	15.2%

(1) State taxes in California, Georgia, Massachusetts, Minnesota, New Jersey, and New York comprise the majority (greater than 50 percent) of the tax effect in this category.

The following table reconciles the U.S. federal statutory income tax rate of 21% to our effective income tax rate for fiscal years 2024 and 2023 based on the required disclosure prior to our adoption of ASU 2023-09:

	Fiscal Year
	2024	2023
	(in thousands)
Income taxes at U.S. federal statutory rate	$23,846	$13,367
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax effect	2,319	(432)
Non-deductible business expenses	940	747
Non-deductible employee compensation	1,587	1,681
Tax effects of Company-owned life insurance	(576)	(587)
Tax effects of undistributed earnings from foreign subsidiaries not deemed to be indefinitely reinvested	443	779
Foreign and U.S. tax effects attributable to foreign operations	4,532	1,537
Expiring tax attributes	4,125	3,780
Valuation allowance effect	(7,330)	(879)
Research and development tax credits	(703)	(820)
Foreign tax rate change related to UK pension	(2,493)	—
Unrecognized tax benefits	(135)	(79)
Other	53	43
Income tax expense	$26,608	$19,137

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

On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. While the U.S. has not adopted Pillar Two, many non-U.S. tax jurisdictions have enacted legislation to adopt Pillar Two Model Rules beginning in 2024 (including the European Union Member States) or announced their plans to enact legislation in future years. For fiscal year 2025, these provisions did not have a material impact on the Company’s financial statements. We will continue to closely monitor ongoing developments and evaluate any potential impact on future periods.

Deferred income taxes for the years ended December 28, 2025 and December 29, 2024, reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	End of Fiscal Year
	2025	2024
	(in thousands)
Deferred tax assets
Lease liability	$22,504	$22,329
Net operating loss and interest carryforwards	5,091	7,964
Federal tax credit carryforwards	2,131	4,036
Deferred compensation	17,314	16,521
Pensions	4,155	4,982
Property and equipment	658	438
Inventory	2,516	3,121
Prepaids, accruals and reserves	10,493	9,235
Capitalized costs	11,727	10,327
Deferred tax assets, gross	76,589	78,953
Valuation allowance	(5,235)	(10,028)
Deferred tax assets, net	$71,354	$68,925

Deferred tax liabilities
Property and equipment	$27,283	$24,899
Inventory	3,152	4,014
Intangible assets	12,823	20,970
Lease asset	20,983	20,887
Pensions	3,694	3,866
Foreign currency	667	556
Foreign withholding and U.S. state taxes on unremitted earnings	681	773
Other	164	158
Deferred tax liabilities	69,447	76,123

Net deferred tax assets (liabilities)	$1,907	$(7,198)

Management believes, based on the Company’s history of taxable income and expectations for the future, that it is more likely than not that future taxable income will be sufficient to fully utilize the material U.S. federal and foreign deferred tax assets at December 28, 2025. The Company recorded a valuation allowance on certain state net operating loss carryforwards that it does not believe are more likely than not to be utilized in the future.

In July 2025, Germany enacted tax legislation to gradually reduce the corporate income tax rate. The current income tax rate of 15% is set to decrease by 1% annually beginning in 2028 reaching 10% by 2032. As a result of this change to tax rates, deferred assets and liabilities were remeasured using the new rates applicable to the periods in which the underlying temporary differences are expected to reverse. The remeasurement of the Company’s German deferred tax positions and other deferred tax adjustments resulted in a favorable deferred income tax benefit of $10.4 million in fiscal year 2025.

As of December 28, 2025, the Company has approximately $2.1 million of foreign tax credit carryforwards with expiration dates through 2034. As of December 29, 2024, the Company had a full valuation allowance on all of its foreign tax credit carryforwards. During fiscal year 2025, the Company released $3.7 million of the valuation allowance on its foreign tax credit carryforwards that the Company expects to utilize and retained $0.3 million on the portion that the Company does not expect to utilize before the expiration date.

As of December 28, 2025, the Company has approximately $153.7 million in state net operating loss carryforwards relating to continuing operations with expiration dates through 2044 and has provided a valuation allowance against $107.0 million of such losses, which the Company does not expect to utilize.

Historically, the Company has not provided for U.S. income taxes and foreign withholding taxes on the undistributed accumulated earnings of its foreign subsidiaries, with the exception of Canada, China, and Thailand where a portion of our undistributed earnings are not deemed to be permanently reinvested. The Company provided for U.S. income taxes and foreign withholding taxes on the undistributed earnings that were not permanently reinvested at December 28, 2025 and December 29, 2024.

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

The Company’s federal income tax returns are subject to examination for the years 2022 to the present. The Company files returns in numerous state and local jurisdictions and in general it is subject to examination by the state tax authorities for the years 2020 to the present. The Company files returns in numerous foreign jurisdictions and in general it is subject to examination by the foreign tax authorities for the years 2020 to the present.

As of December 28, 2025 and December 29, 2024, non-current deferred tax assets were reduced by approximately $1.9 million and $2.6 million of unrecognized tax benefits, respectively. As of December 28, 2025, and December 29, 2024, the Company had $4.9 million and $4.8 million, respectively, of unrecognized tax benefits, including accrued interest and penalties.

The Company recognizes accrued interest and income tax penalties related to unrecognized tax benefits as a component of income tax expense. As of December 28, 2025 and December 29, 2024, the Company accrued interest and penalties of $0.5 million and $0.4 million, respectively, which are included in the total unrecognized tax benefit noted above.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits is as follows:

	Fiscal Year
	2025	2024	2023
	(in thousands)
Balance at beginning of year	$4,351	$4,532	$5,352
Increases related to tax positions taken during the current year	323	316	320
Increases related to tax positions taken during the prior years	55	—	19
Decreases related to tax positions taken during the prior years	(142)	(208)	(30)
Decreases related to lapse of applicable statute of limitations	(249)	(289)	(1,142)
Changes due to foreign currency translation	6	—	13
Balance at end of year	$4,344	$4,351	$4,532

If the Company were to prevail on all uncertain tax positions, there would be a favorable impact on the Company’s effective tax rate of approximately $4.9 million in future periods. The timing of the ultimate resolution of the Company’s tax matters is dependent on a number of factors, many of which are outside the Company’s control.

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

The nature of this litigation involves complex scientific, legal and factual issues, and the case is in an early stage. We cannot at this time estimate the reasonably possible loss or range of loss, if any, for this matter. Interface believes it has meritorious defenses to the claims brought against it, and intends to defend vigorously against them.

NOTE 18 – EMPLOYEE BENEFIT PLANS

Defined Contribution and Deferred Compensation Plans

The Company has a 401(k) retirement investment plan (“401(k) Plan”), which is open to all eligible U.S. employees with at least six months of service. The 401(k) Plan provides Company matching contributions on a sliding scale based on the level of the employee’s contribution. The Company’s matching contributions totaled approximately $3.6 million, $3.6 million, and $3.4 million for the years 2025, 2024 and 2023, respectively.

Under the Company’s nonqualified savings plans (“NSPs”), the Company provides eligible employees the opportunity to enter into agreements for the deferral of a specified percentage of their compensation, as defined in the NSPs. The NSPs provide Company matching contributions on a sliding scale based on the level of the employee’s contribution. The obligations of the Company under such agreements to pay the deferred compensation in the future in accordance with the terms of the NSPs are unsecured general obligations of the Company. Participants have no right, interest or claim in the assets of the Company, except as unsecured general creditors. The Company has established a rabbi trust to hold, invest and reinvest deferrals and contributions under the NSPs. If a change in control of the Company occurs, as defined in the NSPs, the Company will contribute an amount to the rabbi trust sufficient to pay the obligation owed to each participant. The deferred compensation liability in connection with the NSPs totaled $33.3 million and $30.3 million at December 28, 2025 and December 29, 2024, respectively. The Company invests the deferrals in insurance instruments with readily determinable cash surrender values and in exchange traded mutual funds. The value of the insurance instruments was $24.8 million and $21.8 million as of December 28, 2025 and December 29, 2024, respectively. The fair value of the mutual fund investments at December 28, 2025 and December 29, 2024 was $8.9 million and $8.7 million, respectively.

Multi-employer Plan

During 2025, 2024 and 2023, the Company recorded multi-employer pension expense related to contributions to insignificant multi-employer plans of $2.8 million, $2.9 million and $2.7 million, respectively.

Foreign Defined Benefit Plans

The Company has defined benefit retirement plans, which cover many of its European employees. The benefits under these defined benefit retirement plans are generally based on years of service and the employee’s average monthly compensation. The Company acquired an additional defined benefit plan in connection with the nora acquisition, which covers certain employees in Germany (the “nora Plan”). The nora Plan has no plan assets and is unfunded. The Company uses a year-end measurement date for the plans, which is the closest practical date to the Company’s fiscal year end.

The Dutch Plan is financed by assets held in an insurance contract and the Company is obligated to fund the cost to guarantee vested benefits. As of December 28, 2025, the under-funded status of the Dutch Plan of $4.7 million is recorded on the consolidated balance sheet in other long-term liabilities.

Plan assets are primarily invested in insurance contracts and fixed income securities. As of December 28, 2025, the Company had a net liability recorded of $20.7 million for the foreign defined benefit plans, an amount equal to their under-funded status, and had recorded in accumulated other comprehensive loss an amount equal to $35.3 million (net of taxes of approximately $9.1 million) related to the future amounts to be recorded in net periodic benefit costs. In the next fiscal year, approximately $1.1 million will be reclassified from accumulated other comprehensive loss into net periodic benefit cost.

The tables presented below set forth the funded status of the Company’s significant foreign defined benefit plans:

	Fiscal Year
	2025	2024
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$200,888	$214,428
Service cost	443	500
Interest cost	8,701	7,933
Benefits and expenses paid	(12,224)	(10,709)
Actuarial gain	(11,184)	(4,321)
Currency translation adjustment	19,390	(6,943)
Benefit obligation, end of year	$206,014	$200,888

Change in plan assets:
Plan assets, beginning of year	$181,153	$199,348
Actual return on assets	(1,298)	(5,144)
Company contributions	1,563	2,626
Benefits paid	(12,224)	(10,709)
Currency translation adjustment	16,108	(4,968)
Plan assets, end of year	$185,302	$181,153

Funded status	$(20,712)	$(19,735)

Amounts recognized in consolidated balance sheets:
Other assets	$14,778	$15,465
Current liabilities	(1,361)	(1,170)
Other long-term liabilities, net of current portion	(34,129)	(34,030)
Under-funded status at end of fiscal year	$(20,712)	$(19,735)

Amounts recognized in accumulated other comprehensive loss, after tax:
Unrecognized actuarial loss	$35,314	$36,323
Total amount recognized, end of year	$35,314	$36,323

Accumulated benefit obligation	$206,014	$200,888

The above disclosure represents the aggregation of information related to the Company’s three defined benefit plans which cover many of its European employees. The increase in the projected benefit obligation of $5.1 million for 2025 compared to prior year was primarily due to the impact of foreign currency translation due to the strengthening of the Euro against the U.S. dollar in 2025. As of December 28, 2025, one of these plans, which primarily covers certain employees in the United Kingdom (the “UK Plan”), had assets in excess of the accumulated benefit obligation. The accumulated benefit obligation of the Dutch Plan exceeded plan assets as of December 28, 2025. The nora Plan is an unfunded defined benefit plan and the accumulated benefit obligation exceeded plan assets as of December 28, 2025. The following table summarizes this information as of December 28, 2025 and December 29, 2024.

	End of Fiscal Year
	2025	2024
	(in thousands)
UK Plan
Projected benefit obligation	$111,878	$106,865
Accumulated benefit obligation	111,878	106,865
Plan assets	126,656	122,330

Dutch Plan
Projected benefit obligation	$63,309	$63,938
Accumulated benefit obligation	63,309	63,938
Plan assets	58,646	58,823

nora Plan
Projected benefit obligation	$30,827	$30,085
Accumulated benefit obligation	30,827	30,085
Plan assets	—	—

	Fiscal Year
	2025	2024	2023
	(in thousands)
Components of net periodic benefit cost:
Service cost	$443	$500	$458
Interest cost	8,701	7,933	8,169
Expected return on plan assets	(7,847)	(7,858)	(7,933)
Amortization of prior service cost	186	180	137
Amortization of net actuarial losses	1,223	1,080	468
Net periodic benefit cost	$2,706	$1,835	$1,299

The service cost component of net periodic benefit costs is presented within operating income in the consolidated statements of operations, while all other components of net periodic benefit costs are presented within other expense income, net, in the consolidated statements of operations.

During 2025, other comprehensive income was impacted by a total net gain of approximately $2.5 million (net of $0.9 million of tax), comprised of actuarial gain of approximately $1.6 million (net of $0.6 million of tax) and amortization of loss of $0.9 million (net of $0.3 million of tax).

	Fiscal Year
	2025	2024	2023
Weighted average assumptions used to determine net periodic benefit cost:
Discount rate	4.3%	3.9%	4.1%
Expected return on plan assets	5.1%	4.6%	4.6%
Weighted average assumptions used to determine benefit obligations:
Discount rate	4.8%	4.7%	4.1%

The expected long-term rate of return on plan assets assumption is based on weighted average expected returns for each asset class. Expected returns reflect a combination of historical performance analysis and the forward-looking views of the financial markets, and include input from actuaries, investment service firms and investment managers.

The investment objectives of the foreign defined benefit plans are to maximize the return on the investments to ensure that the assets are sufficient to exceed minimum funding requirements, and to achieve a favorable return against performance expectations based on historical and projected rates of return over the short term. The goal is to optimize the long-term return on plan assets at a moderate level of risk, by balancing higher-returning assets, such as equity securities, with less volatile assets, such as fixed income securities. The assets are managed by professional investment firms and performance is evaluated periodically against specific benchmarks. The plans’ net assets did not include the Company’s own stock at December 28, 2025 or December 29, 2024.

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

Vested benefits as well as amounts related to the discretionary indexation benefits under the Dutch Plan are paid pursuant to an insurance contract with a private insurer (the “Contract”). The Dutch Plan itself is financed by investment assets held within the Contract. This type of insurance arrangement is common in The Netherlands, although not necessarily common in other jurisdictions.

Under the express terms of the Contract, contract value is the greater of (i) the value of the discounted vested benefits of the Dutch Plan and (ii) the fair value of the underlying investment assets held by the insurance company under the Contract. As between those two values, the former was the greater for 2025 and 2024.

The Company’s actual weighted average asset allocations for 2025 and 2024, and the targeted asset allocation for 2026, of the foreign defined benefit plans by asset category, are as follows:

	Fiscal Year
	2026			2025	2024
Asset Category	Target Allocation			Percentage of Plan Assets at Year End
Debt and debt securities	65%	—	70%	60%	58%
Short-term investments	—%	—	2%	8%	9%
Other investments	30%	—	35%	32%	33%
	100%			100%	100%

The following table sets forth by level within the fair value hierarchy the foreign defined benefit plans’ assets at fair value, as of December 28, 2025 and December 29, 2024. The nora plan is currently unfunded. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As noted above, the Dutch Plan assets as represented by the insurance contract are classified as a level 3 asset and included in the “Other” asset category.

	Pension Plan Assets by Category as of December 28, 2025
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$14,131	$14,131
Level 2	—	108,107	108,107
Level 3	58,646	4,418	63,064
Total	$58,646	$126,656	$185,302

	Pension Plan Assets by Category as of December 29, 2024
	Dutch Plan	UK Plan	Total
	(in thousands)
Level 1	$—	$16,182	$16,182
Level 2	—	90,330	90,330
Level 3	58,823	15,818	74,641
Total	$58,823	$122,330	$181,153

The tables below detail the foreign defined benefit plans’ assets by asset allocation and fair value hierarchy:

	End of Fiscal Year 2025
Asset Category	Level 1	Level 2	Level 3
		(in thousands)
Debt and debt securities	$—	$108,107	$3,496
Short-term investments (1)	14,131	—	—
Other investments (2)	—	—	59,568
	$14,131	$108,107	$63,064

	End of Fiscal Year 2024
Asset Category	Level 1	Level 2	Level 3
	(in thousands)
Debt and debt securities	$—	$90,330	$14,950
Short-term investments (1)	16,182	—	—
Other investments (2)	—	—	59,691
	$16,182	$90,330	$74,641
(1) Short-term investments are generally invested in interest-bearing accounts.
(2) Other investments are comprised of insurance contracts.

Assets identified as level 2 above pertain to corporate bonds and other debt securities. The fair values of these assets are calculated based on quoted market prices for similar assets.

With the exception of the Dutch Plan assets as discussed above, the assets identified as level 3 above in 2025 and 2024 relate to insured annuities and direct lending assets held by the UK Plan. The fair value of these assets was calculated using the present value of the future cash flows due under the insurance annuities, and for the direct lending assets the value is based on the asset value from the latest available valuation with adjustments for any drawdowns and distribution payments made between the valuation date and the reporting date. The range of discount rates used in the fair value calculation of level 3 assets held by the Dutch Plan and the UK Plan were 4.00% to 5.40% for 2025, and 3.50% to 5.35% for 2024. The weighted average discount rates were 4.02% and 3.53% for 2025 and 2024, respectively. These amounts are weighted based on the fair value of level 3 plan assets subject to fluctuations in the discount rate. Any changes in these variables will impact the fair value of level 3 assets.

The table below indicates the change in value related to these level 3 assets during 2025 and 2024:

	Fiscal Year
	2025	2024
	(in thousands)
Balance of level 3 assets, beginning of year	$74,641	$90,916
Actual return on plan assets (1)	(7,363)	(2,463)
Purchases, sales and settlements, net	(12,356)	(10,138)
Currency translation adjustment	8,142	(3,674)
Balance of level 3 assets, end of year	$63,064	$74,641

(1) Includes $5.8 million and $2.1 million for 2025 and 2024, respectively, of unrealized losses recognized during the period in other comprehensive income for assets held at year end.

During 2026, the Company expects to contribute $1.8 million to the foreign defined benefit plans. It is anticipated that future benefit payments for the foreign defined benefit plans will be as follows:

Fiscal Year	Expected Payments
(in thousands)
2026	$13,191
2027	13,228
2028	13,285
2029	13,539
2030	13,777
2031-2035	69,224

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

The tables presented below set forth the required disclosures in accordance with applicable accounting standards, and amounts recognized in the consolidated financial statements related to the domestic SCP. There is no service cost component in the change in benefit obligation in 2025 and 2024 as there are no longer any participants accruing benefits in the plan.

	Fiscal Year
	2025	2024
	(in thousands)
Change in benefit obligation:
Benefit obligation, beginning of year	$21,065	$22,659
Interest cost	1,098	1,065
Benefits paid	(1,874)	(1,872)
Actuarial loss (gain)	919	(787)
Benefit obligation, end of year	$21,208	$21,065

The amounts recognized in the consolidated balance sheets are as follows:

	End of Fiscal Year
	2025	2024
	(in thousands)
Current liabilities	$1,873	$1,873
Non-current liabilities	19,335	19,192
Total benefit obligation	$21,208	$21,065

The components of the amounts in accumulated other comprehensive loss, after tax, are as follows:

	Fiscal Year
	2025	2024
	(in thousands)
Unrecognized actuarial loss	$3,986	$3,428

The accumulated benefit obligation related to the SCP was $21.2 million at December 28, 2025, and $21.1 million at December 29, 2024. The SCP is currently unfunded; as such, the benefit obligations disclosed are also the benefit obligations in excess of the plan assets. The Company uses insurance instruments to help limit its exposure under the SCP.

	Fiscal Year
	2025	2024	2023
	(in thousands, except for assumptions)
Assumptions used to determine net periodic benefit cost:
Discount rate	5.45%	4.90%	5.20%

Assumptions used to determine benefit obligations:
Discount rate	5.05%	5.45%	4.90%

Components of net periodic benefit cost:
Interest cost	$1,098	$1,065	$1,134
Amortization of actuarial losses	189	239	195
Net periodic benefit cost	$1,287	$1,304	$1,329

All components of net periodic benefit cost associated with the SCP are presented within other expense, net, in the consolidated statements of operations.

The change in other comprehensive income during 2025 related to the SCP as a result of plan activity was a net loss of approximately $0.5 million (net of $0.2 million of tax), primarily comprised of a net loss during the period of $0.6 million (net of $0.3 million of tax) and amortization of loss of $0.1 million (net of $0.1 million of tax).

During 2025, the Company contributed $1.9 million in the form of direct benefit payments for its domestic SCP. It is anticipated that future benefit payments for the SCP will be as follows:

Fiscal Year	Expected Payments
(in thousands)
2026	$1,873
2027	1,873
2028	1,873
2029	1,867
2030	1,835
2031-2035	8,531

NOTE 19 – SEGMENT INFORMATION

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

Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”). The CODM uses AOI to evaluate segment operating results compared to expectations. AOI is also used by the CODM to develop variable compensation targets and make capital spend decisions. AOI excludes: nora purchase accounting amortization; restructuring, asset impairment, severance, and other, net; and the impact of the Cyber Event. Intersegment revenues for 2025, 2024 and 2023 were $122.0 million, $91.1 million and $82.8 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.

The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.

During fiscal year 2024, the Company implemented a cost center realignment initiative to centralize certain global/shared functions. During 2024, SG&A expenses for these global support functions were allocated to AOI for each reportable segment consistent with the allocation methodology used to allocate corporate overhead in prior periods. AOI amounts below for fiscal year 2023, were not recast as there was no material impact to the measure of segment profit for each reportable segment. There were no changes to the composition of the Company’s operating or reportable segments.

The following table outlines information by reportable segment including net sales, significant segment expenses, and AOI. The table also includes a reconciliation to income before taxes for fiscal years 2025, 2024, and 2023.

	Fiscal Year
	2025			2024			2023
	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL
				(in thousands)
Net sales	$843,886	$542,968	$1,386,854	$800,811	$514,847	$1,315,658	$736,955	$524,543	$1,261,498

Less: significant segment expenses (1)
Adjusted cost of sales(2)	494,700	351,701		494,185	333,353		458,708	356,591
Adjusted selling, general, & administrative expenses(3)	211,887	154,811		200,032	146,691		190,458	139,344
Segment AOI	137,299	36,456	173,755	106,594	34,803	141,397	87,789	28,608	116,397
Reconciliation of AOI to income before taxes
Restructuring, severance, asset impairment and other, net			6,687			2,530			5,631
Purchase accounting amortization			3,073			5,172			5,172
Cyber Event impact			—			(711)			1,072
Interest expense			19,546			23,205			31,787
Other expense (income), net			7,598			(2,353)			9,081
Income before taxes			$136,851			$113,554			$63,654

(1) Significant segment expense categories and amounts align with segment level information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include allocation of corporate overhead and global support costs. Intersegment expenses are excluded.
(2) Adjusted cost of sales excludes nora purchase accounting amortization and the Cyber Event impact.
(3) Adjusted selling, general, and administrative expenses exclude the Cyber Event impact and restructuring, asset impairment, severance, and other, net.

Segment depreciation and amortization for 2025, 2024 and 2023 is presented in the table below:

	Fiscal Year
	2025	2024	2023
	(in thousands)

Depreciation and amortization
AMS	$18,792	$17,804	$17,989
EAAA	20,124	21,529	22,785
Total depreciation and amortization	$38,916	$39,333	$40,774

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	End of Fiscal Year
	2025	2024
	(in thousands)
Assets
AMS	$660,189	$644,085
EAAA	619,663	587,639
Total segment assets	1,279,852	1,231,724
Corporate assets	98,853	111,761
Eliminations	(172,183)	(172,669)
Total reported assets	$1,206,522	$1,170,816

The Company has a large and diverse customer base, which includes numerous customers located in foreign countries. No single unaffiliated customer accounted for more than 10% of total sales in any year during the past three years. Sales to customers in foreign markets in 2025, 2024 and 2023 were approximately 43%, 43% and 46%, respectively, of total net sales. These sales were primarily to customers in Europe, Canada, Asia, Australia and Latin America. Net sales and long-lived assets for the United States and other significant countries (that individually represent 10% or greater of consolidated totals for each year presented) are as follows:

	Fiscal Year
Net Sales to Unaffiliated Customers(1)	2025	2024	2023
	(in thousands)
United States	$785,933	$744,407	$677,342
Other foreign countries	600,921	571,251	584,156
Total net sales	$1,386,854	$1,315,658	$1,261,498

		End of Fiscal Year
Long-Lived Assets(2)		2025	2024
		(in thousands)
United States		$146,980	$151,130
Germany		75,406	60,391
Netherlands		42,458	36,350
Australia		31,326	24,380
Other foreign countries		13,279	10,123
Total long-lived assets		$309,449	$282,374
(1) Revenue attributed to geographic areas is based on the location of the customer.
(2) Long-lived assets attributed to geographic areas are based on the physical location of the asset. 2025 includes $2.5 million and $6.6 million of leased equipment in the U.S. and in non-U.S. countries, respectively. 2024 includes $3.1 million and $5.0 million of leased equipment in the U.S. and in non-U.S. countries, respectively.

NOTE 20 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS

Amounts reclassified out of accumulated other comprehensive loss (“AOCL”), before tax, to the consolidated statements of operations for the fiscal years 2025, 2024 and 2023, are reflected in the table below:

		Fiscal Year
	Statement of Operations Location	2025	2024	2023
		(in thousands)
Loss on foreign subsidiary liquidation(1)	Other expense (income), net	$—	$(2,152)	$(6,221)
Interest rate swap contracts loss(2)	Interest expense	—	—	(982)
Amortization of benefit plan net actuarial losses and prior service cost(3)	Other expense (income), net	(1,598)	(1,499)	(800)
Total loss reclassified from AOCI		$(1,598)	$(3,651)	$(8,003)

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
(2) In fiscal year 2020, the Company terminated its designated interest rate swaps. Losses recorded in accumulated other comprehensive loss for these terminated interest rate swaps were reclassified and recorded in the consolidated statements of operations for the respective periods. The tax impact of the interest rate swap reclassifications was $0.2 million for fiscal year 2023, related to the discontinued cash flow hedges.
(3) See Note 18 entitled “Employee Benefit Plans” for the tax impact of reclassifications related to the Company’s defined benefit plans.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Interface, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Interface, Inc. and subsidiaries (the Company) as of December 28, 2025, the related consolidated statements of operations, comprehensive income, and cash flows for the year then ended, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Indefinite-Lived Trademark and Trade Name

Description of the Matter
As of December 28, 2025, the Company’s indefinite-lived trademark and trade name intangible assets had an aggregate carrying value of $50.7 million. As explained in Note 1 to the consolidated financial statements, indefinite-lived trademark and trade name intangible assets are tested for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the intangible assets below its carrying amount.

Auditing the Company’s impairment test for indefinite-lived trademark and trade name intangible assets was complex due to the judgmental nature of the significant assumptions used in the determination of the estimated fair value of these intangible assets. The Company estimates the fair value of the trademark and trade name intangible assets using the present value of cash flows under the relief from royalty method. A significant assumption used to estimate the fair value of the trademark and tradename intangible assets included estimated forecasted revenue. The significant assumption is forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the annual impairment process for indefinite-lived trademark and trade name intangible assets. This included testing controls over management’s review of the significant assumption described above.

To test the fair value of the trademark and trade name intangible assets, our audit procedures included, among others, assessing the methodology used to estimate fair value, testing the significant assumption used to develop the fair value estimate, and testing the underlying data used by the Company in its analysis for completeness and accuracy. We compared the significant assumption to current industry, market and economic trends, the Company’s historical results and other relevant factors. In addition, we considered the accuracy of the Company’s historical projections of revenue compared to actual revenue. We also performed a sensitivity analysis to evaluate the potential change in the fair value of the trademark and trade name intangible assets resulting from changes in the significant assumption.

We have served as the Company’s auditor since 2025.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 25, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Interface, Inc.
Atlanta, Georgia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Interface, Inc. (the “Company”) as of December 29, 2024, the related consolidated statements of operations, comprehensive income, and cash flows for each of the two fiscal years in the period ended December 29, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2024, and the results of its operations and its cash flows for each of the two fiscal years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We are uncertain as to the year we began serving consecutively as the auditor of the Company's financial statements; however, we are aware that we served as the Company's auditor since at least 1981 to 2025.

Atlanta, Georgia
February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Interface, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Interface, Inc. and subsidiaries’ internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Interface, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 28, 2025, the related consolidated statements of operations, comprehensive income and cash flows for the year then ended, the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated February 25, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 25, 2026

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).” Based on that assessment, management concluded that, as of December 28, 2025, our internal control over financial reporting was effective based on those criteria.

Our independent auditors have issued an audit report on the effectiveness of our internal control over financial reporting. This report immediately precedes Item 9 of this Report.

ITEM 9B. OTHER INFORMATION

During the three months ended December 28, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the captions “Nomination and Election of Directors,” “Delinquent Section 16(a) Reports”, “Meetings and Committees of the Board” and “Insider Trading Policy/Prohibition on Hedging and Pledging” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2025 fiscal year, is incorporated herein by reference. Pursuant to Instruction 3 to Paragraph (b) of Item 401 of Regulation S-K, information relating to our executive officers is included in Item 1 of this Report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” and “Potential Payments upon Termination or Change in Control” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2025 fiscal year, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Principal Shareholders and Management Stock Ownership” and “Equity Compensation Plan Information” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2025 fiscal year, is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2025 fiscal year, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Audit and Non-Audit Fees” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our 2025 fiscal year, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements and notes thereto of Interface, Inc. and subsidiaries and related Reports of Independent Registered Public Accounting Firm are contained in Item 8 of this Report:

•Consolidated Statements of Operations — fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023.

•Consolidated Statements of Comprehensive Income — fiscal years ended December 28, 2025, December 29, 2024 and December 31, 2023.

•Consolidated Balance Sheets — December 28, 2025 and December 29, 2024.

•Consolidated Statements of Cash Flows — fiscal years ended December 28, 2025, December 29, 2024, and December 31, 2023.

•Notes to Consolidated Financial Statements

•Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Atlanta, Georgia, PCAOB ID:42)

•Report of Independent Registered Public Accounting Firm (BDO USA, P.C., Atlanta, Georgia, PCAOB ID: 243)

•Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

2. Financial Statement Schedules

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
10.2
Form of Salary Continuation Agreement, dated as of January 1, 2008 (as used for Daniel T. Hendrix) (included as Exhibit 99.5 to the Company’s current report on Form 8-K filed on January 7, 2008, previously filed with the Commission and incorporated herein by reference).*

10.3
Interface, Inc. Executive Bonus Plan, as amended October 28, 2015 (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on October 28, 2015, previously filed with the Commission and incorporated herein by reference).*

10.4
Interface, Inc. Nonqualified Savings Plan (as amended and restated effective January 1, 2002) (included as Exhibit 10.4 to the Company’s annual report on Form 10-K for the year ended December 30, 2001, previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated as of December 20, 2002 (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated as of December 30, 2002 (included as Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated as of May 8, 2003 (included as Exhibit 10.6 to the Company’s annual report on Form 10-K for the year ended December 28, 2003 (the “2003 10-K”), previously filed with the Commission and incorporated herein by reference); and Fourth Amendment thereto, dated as of December 31, 2003 (included as Exhibit 10.7 to the 2003 10-K, previously filed with the Commission and incorporated herein by reference).*

10.5
Form of Indemnity Agreement of Director (as used for directors of the Company) (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.6
Form of Indemnity Agreement of Officer (as used for certain officers of the Company, including, Laurel M. Hurd, David B. Foshee, Bruce A. Hausmann, and James Poppens) (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on November 30, 2005, previously filed with the Commission and incorporated herein by reference).*

10.7
Interface, Inc. Long-Term Care Insurance Plan and related Summary Plan Description (included as Exhibit 99.2 to the Company’s current report on Form 8-K filed on December 20, 2005, previously filed with the Commission and incorporated herein by reference).*

10.8
Interface, Inc. Nonqualified Savings Plan II, as amended and restated effective January 1, 2009 (included as Exhibit 10.18 to the Company’s annual report on Form 10-K for the year ended December 30, 2012 (the “2012 10-K”), previously filed with the Commission and incorporated herein by reference); First Amendment thereto, dated February 26, 2009 (included as Exhibit 10.19 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Second Amendment thereto, dated December 9, 2009 (included as Exhibit 10.20 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Third Amendment thereto, dated April 15, 2010 (included as Exhibit 10.21 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Fourth Amendment thereto, dated August 9, 2012 (included as Exhibit 10.22 to the 2012 10-K, previously filed with the Commission and incorporated herein by reference); Fifth Amendment thereto, dated September 6, 2019 (included as Exhibit 99.6 to the Company’s registration statement on Form S-8 filed on March 24, 2023, previously filed with the Commission and incorporated herein by reference); Sixth Amendment thereto, dated March 30, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on March 31, 2020, previously filed with the Commission and incorporated herein by reference); Seventh Amendment thereto (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on August 11, 2020, previously filed with the Commission and incorporated herein by reference); Eighth Amendment thereto, dated November 19, 2020 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on November 24, 2020, previously filed with the Commission and incorporated herein by reference); and Ninth Amendment thereto, dated as of December 31, 2020 (included as Exhibit 10.9 to the Company's annual report on Form 10-K for the year ended January 2, 2022, previously filed with the Commission and incorporated herein by reference).*

10.9
Interface, Inc. 2020 Omnibus Stock Incentive Plan (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 28, 2020, previously filed with the Commission and incorporated herein by reference); Form of 2023 Restricted Share Unit Agreement for executive officers (included as Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on May 9, 2023, previously filed with the Commission and incorporated herein by reference); and Form of 2023 Performance Share Agreement for executive officers (included as Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on May 9, 2023, previously filed with the Commission and incorporated herein by reference).*

10.10
Form of Severance Protection and Change in Control Agreement (as used for David B. Foshee, Bruce A. Hausmann, and James Poppens) (included as Exhibit 99.1 to the Company’s current report on Form 8-K/A filed on December 21, 2021, previously filed with the Commission and incorporated herein by reference).*

10.11
Severance Protection and Change in Control Agreement of Laurel M. Hurd dated April 18, 2022 (included as Exhibit 99.1 to the Company’s current report on Form 8-K/A filed on April 21, 2022, previously filed with the Commission and incorporated herein by reference).*

10.12
Amended and Restated Interface, Inc. 2020 Omnibus Stock Incentive Plan, effective as of May 13, 2024 (included as Exhibit 99.1 to the Company’s current report on Form 8-K filed on May 15, 2024, previously filed with the Commission and incorporated herein by reference).*

10.13
Third Amended and Restated Syndicated Credit Facility Agreement (included as Exhibit 10.1 to the Company’s Current report on Form 8-K previously filed with the Commission on December 3, 2025, and incorporated herein by reference).

10.14	Third Amended and Restated Security and Pledge Agreement.
16.1
Auditor Change Letter from BDO USA (included as Exhibit 16.1 to the Company’s current report on Form 8-K filed on September 9, 2024, previously filed with the Commission and incorporated herein by reference).

19.1	Insider Trading Policy (included as Exhibit 19.1 to the Company’s quarterly report on Form 10-Q filed on May 7, 2024, previously filed with the Commission and incorporated herein by reference).

21	Subsidiaries of the Company.
23.1	Consent of Ernst & Young, LLP., an Independent Registered Public Accounting Firm.
23.2	Consent of BDO USA, P.C.
24	Power of Attorney (see signature page of this Report).
31.1	Certification of Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
31.2	Certification of Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
32.1
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Executive Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

32.2
Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of United States Code by Chief Financial Officer with respect to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

97
Interface, Inc. Clawback Policy (included as Exhibit 97 to the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024, previously filed with the Commission and incorporated herein by reference.

101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Annual Report on Form 10-K for the year ended December 28, 2025, formatted in Inline XBRL.

*Management contract or compensatory plan or agreement required to be filed pursuant to Item 15(b) of this Report.

ITEM 16. FORM 10-K SUMMARY

None.

INTERFACE, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Allowance for Expected Credit Losses
Year ended:
December 28, 2025	$3,795	$1,552	$—	$147	$5,200
December 29, 2024	2,953	1,154	—	312	3,795
December 31, 2023	3,952	(527)	—	472	2,953

(A)Includes changes in foreign currency exchange rates.

(B)Write off of bad debt and recovery of previously provided for amounts.

	COLUMN A BALANCE, AT BEGINNING OF YEAR	COLUMN B CHARGED TO COSTS AND EXPENSES (A)	COLUMN C CHARGED TO OTHER ACCOUNTS	COLUMN D DEDUCTIONS (DESCRIBE) (B)	COLUMN E BALANCE, AT END OF YEAR
	(in thousands)
Warranty and Sales Allowances Reserves
Year ended:
December 28, 2025	$5,254	$472	$—	$(1,841)	$3,885
December 29, 2024	4,302	855	—	(97)	5,254
December 31, 2023	2,091	3,624	—	1,413	4,302

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

Date: February 25, 2026		INTERFACE, INC.

	By:	/s/ LAUREL M. HURD
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

Signature	Capacity	Date

/s/ LAUREL M. HURD	President, Chief Executive Officer and Director	February 25, 2026
Laurel M. Hurd	(Principal Executive Officer)

/s/ BRUCE A. HAUSMANN	Vice President and Chief Financial Officer	February 25, 2026
Bruce A. Hausmann	(Principal Financial Officer)

/s/ ROBERT PRIDGEN	Vice President and Chief Accounting Officer	February 25, 2026
Robert Pridgen	(Principal Accounting Officer)

/s/ DANIEL T. HENDRIX	Director	February 25, 2026
Daniel T. Hendrix

/s/ JOHN P. BURKE	Director	February 25, 2026
John P. Burke

/s/ DWIGHT GIBSON	Director	February 25, 2026
Dwight Gibson

/s/ CHRISTOPHER G. KENNEDY	Chairman of the Board	February 25, 2026
Christopher G. Kennedy

/s/ JOSEPH KEOUGH	Director	February 25, 2026
Joseph Keough

/s/ CATHERINE M. KILBANE	Director	February 25, 2026
Catherine M. Kilbane

/s/ K. DAVID KOHLER	Director	February 25, 2026
K. David Kohler

/s/ CATHERINE MARCUS	Director	February 25, 2026
Catherine Marcus

/s/ ROBERT T. O’BRIEN	Director	February 25, 2026
Robert T. O’Brien