Form 10-Q
period 2026-04-05
INTERFACE INC
filed 2026-05-12
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 5, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of May 7, 2026:

Class	Number of Shares
Common Stock, $0.10 par value per share	58,056,192

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	APRIL 5, 2026	DECEMBER 28, 2025
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$61,231	$71,323
Accounts receivable, net	163,303	174,457
Inventories, net	294,193	275,014
Prepaid expenses and other current assets	43,532	34,048
Total current assets	562,259	554,842
Property, plant and equipment, net	311,225	309,449
Operating lease right-of-use assets	73,395	78,191
Deferred tax assets	24,923	25,272
Goodwill and intangible assets, net	159,672	163,012
Other assets	74,314	75,756

Total assets	$1,205,788	$1,206,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88,123	$64,768
Accrued expenses	119,678	147,770
Current portion of operating lease liabilities	14,698	15,748
Current portion of long-term debt	8,789	8,778
Total current liabilities	231,288	237,064
Long-term debt	187,698	172,801
Operating lease liabilities	63,238	67,205
Deferred income taxes	23,199	23,365
Other long-term liabilities	65,780	65,413

Total liabilities	571,203	565,848

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at April 5, 2026 and December 28, 2025	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 58,055 and 57,891 shares issued and outstanding at April 5, 2026 and December 28, 2025, respectively	5,805	5,789
Additional paid-in capital	228,032	248,910
Retained earnings	539,709	517,980
Accumulated other comprehensive loss – foreign currency translation	(101,035)	(92,691)
Accumulated other comprehensive loss – pension liability	(37,926)	(39,314)

Total shareholders’ equity	634,585	640,674

Total liabilities and shareholders’ equity	$1,205,788	$1,206,522
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED
	APRIL 5, 2026	MARCH 30, 2025
Net sales	$331,037	$297,413
Cost of sales	204,314	186,450
Gross profit	126,723	110,963

Selling, general and administrative expenses	94,393	87,736
Operating income	32,330	23,227

Interest expense	2,665	4,415
Other expense, net	774	1,703

Income before income tax expense	28,891	17,109
Income tax expense	5,280	4,107

Net income	$23,611	$13,002

Earnings per share – basic	$0.41	$0.22
Earnings per share – diluted	$0.40	$0.22

Common shares outstanding – basic	58,098	58,434
Common shares outstanding – diluted	59,010	59,173
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	APRIL 5, 2026	MARCH 30, 2025
Net income	$23,611	$13,002
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustment	(8,344)	15,834
Pension liability adjustment	1,388	(695)
Other comprehensive (loss) income	(6,956)	15,139

Comprehensive income	$16,655	$28,141
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED
	APRIL 5, 2026	MARCH 30, 2025
OPERATING ACTIVITIES:
Net income	$23,611	$13,002
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,876	9,401
Share-based compensation expense	5,033	4,145
Deferred income taxes	677	(837)
Amortization of acquired intangible assets	—	1,255
Other	461	3,070
Working capital changes:
Accounts receivable	10,465	10,675
Inventories	(21,185)	(16,339)
Prepaid expenses and other current assets	(9,737)	(3,438)
Accounts payable and accrued expenses	(5,663)	(9,195)

Cash provided by operating activities	13,538	11,739

INVESTING ACTIVITIES:
Capital expenditures	(10,327)	(7,467)

Cash used in investing activities	(10,327)	(7,467)

FINANCING ACTIVITIES:
Borrowings of long-term debt	41,752	—
Repayments of long-term debt	(27,076)	(122)
Repurchases of common stock	(12,000)	—
Tax withholding payments for share-based compensation	(13,937)	(7,730)
Dividends paid	(138)	(54)
Finance lease payments	(983)	(762)

Cash used in financing activities	(12,382)	(8,668)

Net cash used in operating, investing and financing activities	(9,171)	(4,396)
Effect of exchange rate changes on cash	(921)	2,927

CASH AND CASH EQUIVALENTS:
Net decrease	(10,092)	(1,469)
Balance, beginning of period	71,323	99,226

Balance, end of period	$61,231	$97,757
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
As contemplated by the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q, the following footnotes have been condensed and, therefore, do not contain all disclosures required in connection with annual financial statements. Reference should be made to the Company’s year-end financial statements and notes thereto contained in its Annual Report on Form 10-K for the fiscal year ended December 28, 2025, as filed with the Commission.
The financial information included in this report has been prepared by the Company. In the opinion of management, the financial information included in this report contains all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature unless otherwise disclosed. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 28, 2025, consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).
The three-month period ended April 5, 2026 includes 14 weeks, and the three-month period ended March 30, 2025 includes 13 weeks.
Risks and Uncertainties
Ongoing global economic challenges including but not limited to inflation, government-imposed tariffs, supply chain disruptions, disruptions in global energy markets, the Russia-Ukraine war and conflicts in the Middle East, and slow market conditions in certain parts of the globe could cause economic uncertainty and volatility. The Company considered these impacts and subsequent general uncertainties and volatility in the global economy on the assumptions and estimates used herein. These uncertainties could result in a future material adverse effect to the amounts reported within the Company’s consolidated condensed financial statements if actual results differ from these estimates.
Recently Issued Accounting Pronouncements – Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06 - “Intangibles - Goodwill and Other Internal Use Software (Topic 350-40)”. This ASU amends the accounting for internal-use software costs by removing reference to prescriptive and sequential software development stages used to evaluate capitalizable costs. The ASU requires entities to consider whether significant uncertainties associated with development activities have been resolved prior to capitalization of software costs and aligns disclosure requirements with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment”. The new guidance in ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, and may be applied prospectively, retrospectively, or using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of this ASU to its consolidated financial statements.
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

NOTE 2 – REVENUE RECOGNITION
The Company generates revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material, and from the installation of carpet and other flooring-related material. A summary of these revenue streams, as a percentage of net sales, for the three months ended April 5, 2026 and March 30, 2025 is as follows:

	Three Months Ended
	April 5, 2026	March 30, 2025
Revenue from the sale of flooring material	98%	98%
Revenue from installation of flooring material	2%	2%
Disaggregation of Revenue
For the three months ended April 5, 2026 and March 30, 2025, revenue from the Company’s customers is broken down by geography as follows:

	Three Months Ended
Geography	April 5, 2026	March 30, 2025
Americas	59%	60%
Europe	31%	30%
Asia-Pacific	10%	10%
Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 10 entitled “Segment Information” for additional information.
For the three months ended April 5, 2026 and March 30, 2025, revenue by material market segment as a percentage of consolidated totals is as follows:

	Three Months Ended
Market Segment	April 5, 2026	March 30, 2025
Corporate Office	47%	45%
Education	17%	18%
Healthcare	10%	10%
Other	26%	27%

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	April 5, 2026	December 28, 2025
	(in thousands)
Finished goods	$218,259	$205,115
Work-in-process	20,869	17,418
Raw materials	55,065	52,481
Inventories, net	$294,193	$275,014

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
The Company includes all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding for basic EPS as these awards are considered participating securities. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock and are considered participating securities. As a result, the Company includes all outstanding restricted stock awards in the calculation of basic and diluted EPS. As of April 5, 2026, there were no unvested restricted stock awards. Any unvested share-based awards considered non-participating securities (restricted share units and performance shares) are included in diluted EPS calculations when the inclusion of these shares would be dilutive. The following table shows the computation of basic and diluted EPS:

	Three Months Ended
	April 5, 2026	March 30, 2025
	(in thousands, except per share data)
Numerator:
Net income(1)	$23,611	$13,002

Denominator:
Weighted average shares outstanding	58,098	58,325
Participating securities	—	109
Shares for basic EPS	58,098	58,434
Dilutive effect of non-participating securities	912	739
Shares for diluted EPS	59,010	59,173

Basic EPS	$0.41	$0.22
Diluted EPS	$0.40	$0.22
(1) Includes income attributable to participating securities, which was not material for the three months ended March 30, 2025.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	April 5, 2026		December 28, 2025
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility(2):
Revolving loan borrowings	$23,103	4.97%	$6,158	6.07%
Term loan borrowings	173,573	4.93%	175,621	5.09%
Total borrowings under Syndicated Credit Facility	196,676	4.94%	181,779	5.12%

Total debt	196,676		181,779
Less: Unamortized debt issuance costs	(189)		(200)

Total debt, net	196,487		181,579
Less: Current portion of long-term debt	(8,789)		(8,778)

Total long-term debt, net	$187,698		$172,801
(1) Represents the weighted average rate of interest for borrowings under the Syndicated Credit Facility, without the effect of unamortized debt issuance costs.
(2) The Syndicated Credit Facility also includes a multicurrency revolving loan facility up to $250 million.

Syndicated Credit Facility
The Company’s Syndicated Credit Facility (the “Facility”) provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving loan facility. Each of the Company’s material domestic subsidiaries guarantee the obligations of the Company under its Facility. The Facility matures December 3, 2030. At April 5, 2026, the Company had available borrowing capacity of $226.3 million under the revolving loan facility.
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

NOTE 6 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three months ended April 5, 2026 and March 30, 2025:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	TOTAL
	(in thousands, except per share data)
Balance, at December 28, 2025	57,891	$5,789	$248,910	$517,980	$(39,314)	$(92,691)	$640,674
Net income	—	—	—	23,611	—	—	23,611
Issuances of stock related to restricted share units and performance shares	1,065	106	(106)	—	—	—	—
Cash dividends declared, $0.03 per common share	—	—	—	(1,882)	—	—	(1,882)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(440)	(44)	(8,818)	—	—	—	(8,862)
Share repurchases	(461)	(46)	(11,954)				(12,000)
Pension liability adjustment	—	—	—	—	1,388	—	1,388
Foreign currency translation adjustment	—	—	—	—	—	(8,344)	(8,344)
Balance, at April 5, 2026	58,055	$5,805	$228,032	$539,709	$(37,926)	$(101,035)	$634,585

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	PENSION LIABILITY	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	TOTAL
	(in thousands, except per share data)
Balance, at December 29, 2024	58,304	$5,830	$261,028	$405,441	$(39,834)	$(143,317)	$489,148
Net income	—	—	—	13,002	—	—	13,002
Issuances of stock related to restricted share units and performance shares	658	66	(66)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(641)	—	—	(641)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(352)	(35)	(3,546)	—	—	—	(3,581)
Pension liability adjustment	—	—	—	—	(695)	—	(695)
Foreign currency translation adjustment	—	—	—	—	—	15,834	15,834
Balance, at March 30, 2025	58,610	$5,861	$257,416	$417,802	$(40,529)	$(127,483)	$513,067

Repurchase of Common Stock
In May 2022, the Company adopted a share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the three months ended April 5, 2026, the Company repurchased and retired 460,882 shares of common stock at a weighted average price of $26.04 per share pursuant to this program.
Stock Incentive Plan
The Company has share-based employee compensation plans, which are described more fully in Note 13 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
Restricted Share Unit Awards
Compensation expense related to the restricted share units was $2.1 million and $1.8 million for the three months ended April 5, 2026 and March 30, 2025, respectively. The Company has reduced its expense for any restricted share units forfeited during the period.
The following table summarizes restricted share units outstanding as of April 5, 2026, as well as activity during the three months then ended:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2025	797,400	$15.88
Granted	216,700	31.51
Vested	(429,500)	13.10
Forfeited or canceled	(11,300)	20.20
Outstanding at April 5, 2026	573,300	$23.79
As of April 5, 2026, the unrecognized total compensation cost related to unvested restricted share units was $11.4 million. That cost is expected to be recognized by the first quarter of 2029.

Performance Share Awards
The following table summarizes the performance shares outstanding as of April 5, 2026, as well as the activity during the three months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2025	1,070,300	$14.04
Granted	397,100	21.50
Vested	(635,500)	10.79
Forfeited or canceled	(14,500)	19.05
Outstanding at April 5, 2026	817,400	$20.10
Compensation expense related to the performance shares was $2.9 million and $2.0 million for the three months ended April 5, 2026 and March 30, 2025, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $13.1 million as of April 5, 2026. The amount and timing of future compensation expense will depend on the performance of the Company. The compensation expense related to these outstanding performance shares is expected to be recognized by the first quarter of 2029.

NOTE 7 – LEASES
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of April 5, 2026 and December 28, 2025:

	April 5, 2026		December 28, 2025
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$73,395		$78,191

Current portion of operating lease liabilities	$14,698		$15,748
Operating lease liabilities	63,238		67,205
Total operating lease liabilities	$77,936		$82,953

Property, plant and equipment, net		$10,522		$9,574

Accrued expenses		$3,305		$3,155
Other long-term liabilities		7,611		6,817
Total finance lease liabilities		$10,916		$9,972
As of April 5, 2026, there were no significant leases that had not commenced.

Lease Costs

	Three Months Ended
	April 5, 2026	March 30, 2025
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$1,019	$848
Interest on lease liabilities	173	137
Operating lease cost	5,509	4,993
Short-term lease cost	156	171
Variable lease cost	690	773
Total lease cost	$7,547	$6,922

Other Supplemental Information

	Three Months Ended
	April 5, 2026	March 30, 2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$172	$131
Operating cash flows for operating leases	6,277	4,437
Financing cash flows for finance leases	983	762
Right-of-use assets obtained in exchange for new finance lease liabilities	2,071	548
Right-of-use assets obtained in exchange for new operating lease liabilities	795	2,929
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of April 5, 2026 and December 28, 2025:

	April 5, 2026	December 28, 2025
Weighted-average remaining lease term – finance leases (in years)	4.15	4.07
Weighted-average remaining lease term – operating leases (in years)	6.90	7.05
Weighted-average discount rate – finance leases	6.09%	6.52%
Weighted-average discount rate – operating leases	6.34%	6.33%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2026 (excluding the three months ended April 5, 2026)	$14,069	$2,902
2027	17,304	3,413
2028	13,559	2,456
2029	11,431	1,498
2030	8,708	936
Thereafter	32,040	1,139
Total future minimum lease payments (undiscounted)	97,111	12,344
Less: Present value discount	(19,175)	(1,428)
Total lease liabilities	$77,936	$10,916

NOTE 8 – EMPLOYEE BENEFIT PLANS
The Company has defined benefit and multi-employer pension plans, which are described more fully in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
During the three-month periods ended April 5, 2026 and March 30, 2025, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.8 million and $0.7 million, respectively.
The following tables provide the components of net periodic benefit cost for the three months ended April 5, 2026 and March 30, 2025:

	Three Months Ended
Defined Benefit Retirement Plans (Europe)	April 5, 2026	March 30, 2025
	(in thousands)
Interest cost	$1,857	$1,813
Expected return on plan assets	(1,778)	(1,938)
Amortization of prior service cost	47	44
Amortization of net actuarial losses	410	375
Net periodic benefit cost	$536	$294

	Three Months Ended
Salary Continuation Plan	April 5, 2026	March 30, 2025
	(in thousands)
Interest cost	$256	$275
Amortization of net actuarial losses	63	47
Net periodic benefit cost	$319	$322

	Three Months Ended
nora Defined Benefit Plan	April 5, 2026	March 30, 2025
	(in thousands)
Service cost	$95	$103
Interest cost	311	253
Amortization of net actuarial gains	(190)	(82)
Net periodic benefit cost	$216	$274
The service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense, net, in the consolidated condensed statements of operations.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The ending balance and the change in the carrying amount of goodwill for the three months ended April 5, 2026 is as follows:

Goodwill(1)
(in thousands)
Balance, at December 28, 2025	$112,127
Foreign currency translation(2)	(2,301)
Balance, at April 5, 2026	$109,826
(1) The goodwill balance is allocated entirely to the AMS reportable segment.
(2) A portion of the goodwill balance is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.
The net carrying value of intangible assets other than goodwill was $49.8 million and $50.9 million at April 5, 2026 and December 28, 2025, respectively.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on adjusted segment operating income (“AOI”). The CODM uses AOI to evaluate segment operating results compared to expectations. AOI is also used by the CODM to develop variable compensation targets and make capital spend decisions. AOI excludes: nora purchase accounting amortization and restructuring, asset impairment, severance, and other, net. Intersegment revenues for both the three months ended April 5, 2026 and March 30, 2025, were $28.0 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
The following table outlines information by reportable segment including net sales, significant segment expenses, and AOI. The table also includes a reconciliation to income before taxes for the three months ended April 5, 2026 and March 30, 2025.

	Three Months Ended
	April 5, 2026			March 30, 2025
	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL
	(in thousands)
Net sales	$195,671	$135,366	$331,037	$179,937	$117,476	$297,413

Less: significant segment expenses (1)
Adjusted cost of sales (2)	117,368	86,946		108,527	76,668
Adjusted selling, general, & administrative expenses(3)	54,407	39,593		51,547	35,217
Segment AOI	23,896	8,827	32,723	19,863	5,591	25,454
Reconciliation of AOI to income before taxes
Restructuring, severance, asset impairment and other, net			393			973
Purchase accounting amortization			—			1,255
Interest expense			2,665			4,415
Other expense, net			774			1,703
Income before taxes			$28,891			$17,109
(1) Significant segment expense categories and amounts align with segment level information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include allocation of corporate overhead and global support costs. Intersegment expenses are excluded.
(2) Adjusted cost of sales excludes purchase accounting amortization.
(3) Adjusted selling, general, and administrative expenses exclude restructuring, asset impairment, severance, and other, net.

Segment depreciation and amortization for the three months ended April 5, 2026 and March 30, 2025 is presented as follows:

	Three Months Ended
	April 5, 2026	March 30, 2025
	(in thousands)

Depreciation and amortization
AMS	$4,804	$4,587
EAAA	5,072	4,814
Total depreciation and amortization	$9,876	$9,401

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts follows:

	April 5, 2026	December 28, 2025
	(in thousands)
Assets
AMS	$570,229	$660,189
EAAA	616,948	619,663
Total segment assets	1,187,177	1,279,852
Corporate assets	110,094	98,853
Eliminations	(91,483)	(172,183)
Total reported assets	$1,205,788	$1,206,522

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the three months ended April 5, 2026 and March 30, 2025 is presented in the following table:

	Three Months Ended
	April 5, 2026	March 30, 2025
	(in thousands)
Cash paid for interest	$3,390	$169
See Note 7 entitled “Leases” for additional supplemental disclosures related to finance and operating leases.
Non-Cash Financing Activities
On February 24, 2026, the Company declared cash dividends on its common stock of $1.7 million, which were paid during the second quarter of 2026 to shareholders of record as of March 27, 2026. At April 5, 2026, the dividends were recorded within accrued expenses in the consolidated condensed balance sheet.

NOTE 12 – INCOME TAXES
The Company determines its provision for income taxes for interim periods using an estimate of its annual effective tax rate (“AETR”) and records any changes affecting the estimated AETR in the interim period in which the change occurs, including discrete tax items.
During the three months ended April 5, 2026, the Company recorded a total income tax provision of $5.3 million on pre-tax income of $28.9 million resulting in an effective tax rate of 18.3%, as compared to a total income tax provision of $4.1 million on pre-tax income of $17.1 million resulting in an effective tax rate of 24.0% during the three months ended March 30, 2025. The decrease in the effective tax rate for the three months ended April 5, 2026, as compared to the three months ended March 30, 2025, was primarily due to higher excess tax benefits related to share-based compensation.
On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Many non-U.S. tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) with the adoption of additional components in later years or announced their plans to enact legislation in future years. For fiscal year 2026, we expect to meet the Transitional Country-by-Country (“CbCR”) Safe Harbor rules for most if not all jurisdictions and do not expect these provisions to have a material impact on the Company’s financial statements. We will continue to closely monitor ongoing developments and evaluate any potential impact on future periods.
In 2026, the OECD issued a Side-by-Side package (“SbS”) that simplifies Pillar Two, creates new safe harbors, fully exempts U.S. parent groups from two of the three top-up taxes, and extends the CbCR Safe Harbor through fiscal year 2027. In certain jurisdictions, local legislative action is needed to effectuate the SbS agreement and cannot be considered in our accounting estimate until enactment.
In the first three months of 2026, the Company increased its liability for unrecognized tax benefits by $0.2 million. As of April 5, 2026, the Company had accrued approximately $5.1 million for unrecognized tax benefits.

NOTE 13 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCL”), before tax, to the consolidated condensed statements of operations during the three months ended April 5, 2026 and March 30, 2025 are reflected in the table below:

		Three Months Ended
	Statement of Operations Location	April 5, 2026	March 30, 2025
		(in thousands)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	$(330)	$(384)
Total loss reclassified from AOCL		$(330)	$(384)

NOTE 14 – COMMITMENTS AND CONTINGENCIES
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. For additional information see disclosures set forth in Note 17 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025. There have been no material changes since December 28, 2025.

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

The following table presents the carrying values and estimated fair values, including the level within the fair value hierarchy, of certain financial instruments:

	April 5, 2026			December 28, 2025
	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)
	(in thousands)
Assets:
Company-owned life insurance	$23,091	$—	$23,091	$23,048	$—	$23,048
Deferred compensation investments	32,193	8,159	24,034	33,728	8,941	24,787

Liabilities(1):
Borrowings under Syndicated Credit Facility(2)	196,676	—	196,676	181,779	—	181,779

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter ended April 5, 2026, or as of, April 5, 2026, and the comparable periods of 2025, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The three-month period ended April 5, 2026 includes 14 weeks, and the three-month period ended March 30, 2025 includes 13 weeks.
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

Executive Overview
During the quarter ended April 5, 2026, we had consolidated net sales of $331.0 million, up 11.3% compared to $297.4 million in the first quarter last year, primarily due to higher sales volume partially driven by an extra week in 2026. The sales increase was primarily in the corporate office market segment. Fluctuations in currency exchange rates positively impacted net sales during the first quarter of 2026, as discussed below. Consolidated operating income was $32.3 million for the first quarter of 2026, compared to $23.2 million in the first quarter last year, primarily due to higher gross profit margin as a result of higher average sales prices and product mix, lower manufacturing costs in EAAA, partially offset by increased tariff costs. Consolidated net income for the quarter ended April 5, 2026, was $23.6 million or $0.40 per diluted share, compared to consolidated net income of $13.0 million or $0.22 per diluted share, in the first quarter last year.
Impact of Macroeconomic Trends
Ongoing disruptions in economic markets and global energy markets, inflation, the war between Russia and Ukraine, conflicts in the Middle East, evolving trade policies and the impact of tariffs on the demand for our products, a challenging supply chain environment, slow market conditions in certain parts of the globe, significant financial pressures in the commercial office market globally, and other geopolitical factors, all pose challenges which may adversely affect our future performance. We plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.
In 2025, the U.S. government enacted a series of higher trade tariffs on goods imported into the U.S. As a result, the Company incurred higher tariff costs on rubber and luxury vinyl tile products imported into the U.S. in fiscal year 2025 and in the first quarter of 2026. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act were invalid. The Company believes certain tariffs previously paid may be refundable. The Company has not yet recognized any recovery of tariffs in its consolidated financial statements.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month periods ended April 5, 2026 and March 30, 2025:

	Three Months Ended
	April 5, 2026	March 30, 2025
Net sales	100.0%	100.0%
Cost of sales	61.7	62.7
Gross profit	38.3	37.3
Selling, general and administrative expenses	28.5	29.5
Operating income	9.8	7.8
Interest/Other expense, net	1.1	2.0
Income before income tax expense	8.7	5.8
Income tax expense	1.6	1.4
Net income	7.1%	4.4%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month periods ended April 5, 2026, and March 30, 2025:

	Three Months Ended		Percentage Change
	April 5, 2026	March 30, 2025
	(in thousands)
Consolidated net sales	$331,037	$297,413	11.3%
For the quarter ended April 5, 2026, consolidated net sales increased $33.6 million (11.3%) versus the comparable period in 2025, primarily due to higher sales volume (approximately 6%) and the impact of currency fluctuations, which had a positive impact on net sales of approximately $13.4 million (5%). These currency fluctuations were primarily due to the strengthening of the Euro against the U.S. dollar. On a market segment basis, the sales increase was primarily in the corporate office, public buildings, healthcare, and retail market segments.
Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month periods ended April 5, 2026, and March 30, 2025:

	Three Months Ended		Percentage Change
	April 5, 2026	March 30, 2025
	(in thousands)
Consolidated cost of sales	$204,314	$186,450	9.6%
Consolidated selling, general and administrative expenses	94,393	87,736	7.6%
Consolidated Cost of Sales
For the quarter ended April 5, 2026, consolidated cost of sales increased $17.9 million (9.6%) compared to the first quarter of 2025, primarily due to higher sales volume, increased tariff costs on rubber and luxury vinyl tile products imported into the U.S., partially offset by lower EAAA manufacturing costs driven by favorable fixed cost absorption on higher volume. Currency fluctuations had a negative impact on consolidated cost of sales for the first quarter of 2026 and partially increased our costs by approximately $8.6 million (4.6%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 61.7% for the first quarter of 2026 versus 62.7% for the first quarter of 2025.

Consolidated Gross Profit
For the quarter ended April 5, 2026, consolidated gross profit, as a percentage of net sales, was 38.3% compared with 37.3% in the same period last year. The increase in consolidated gross profit percentage was primarily due to higher average sales prices (approximately 1%), favorable product mix (approximately 1%), partially offset by higher manufacturing costs (approximately 1%) driven by increased tariff costs that offset lower EAAA manufacturing costs.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended April 5, 2026, consolidated SG&A expenses increased $6.7 million (7.6%) versus the comparable period in 2025. Currency fluctuations had a negative impact on consolidated SG&A expenses of approximately $3.0 million (3.4%) in the first quarter of 2026 compared to the same period last year. SG&A expenses were higher for the first quarter of 2026 primarily due to (i) higher variable compensation of $3.1 million; (ii) higher labor costs of $2.5 million; and (iii) higher advertising costs of $1.1 million due to a new product launch. As a percentage of net sales, SG&A expenses decreased to 28.5% for the first quarter of 2026 versus 29.5% for the first quarter of 2025.
Interest Expense
During the quarter ended April 5, 2026, interest expense was $2.7 million, a decrease of $1.8 million from the comparable period in 2025, primarily due to lower outstanding borrowings as the senior notes were redeemed in December 2025. Lower interest rates on borrowings under the Facility also contributed to the decrease in interest expense.
Provision for Income Taxes
The effective tax rate for the three months ended April 5, 2026 and March 30, 2025, was 18.3% and 24.0%, respectively. The decrease in the effective tax rate for the three months ended April 5, 2026, compared to the same period last year was primarily due to higher excess tax benefits related to share-based compensation.
See Note 12 entitled “Income Taxes” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Segment Operating Results
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month periods ended April 5, 2026, and March 30, 2025:

	Three Months Ended		Percentage Change
	April 5, 2026	March 30, 2025
	(in thousands)
AMS segment net sales	$195,671	$179,937	8.7%
AMS segment AOI(1)	23,896	19,863	20.3%
(1) Includes allocation of corporate and global support SG&A expenses. Excludes restructuring, asset impairment, severance, and other, net. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the first quarter of 2026, net sales in AMS increased 8.7% versus the comparable period in 2025 primarily due to higher sales volume and average sales prices. On a market segment basis, the AMS sales increase was primarily in the corporate office, healthcare, public buildings, and retail market segments.
AOI in AMS increased 20.3% during the first quarter of 2026 compared to the prior year period primarily due to higher sales. Higher gross profit margin driven by higher average sales prices and product mix, partially offset by increased tariff costs, also contributed to the increase in AMS AOI. As a percentage of net sales, AOI increased to 12.2% during the first quarter of 2026 compared to 11.0% in the same period last year.

EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month periods ended April 5, 2026, and March 30, 2025:

	Three Months Ended		Percentage Change
	April 5, 2026	March 30, 2025
	(in thousands)
EAAA segment net sales	$135,366	$117,476	15.2%
EAAA segment AOI(1)	8,827	5,591	57.9%
(1) Includes allocation of corporate and global support SG&A expenses. Excludes purchase accounting amortization and restructuring, asset impairment, severance and other, net. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the first quarter of 2026, net sales in EAAA increased 15.2% versus the comparable period in 2025, primarily due to higher sales volume. Currency fluctuations had a positive impact on EAAA net sales of approximately $12.8 million (10.9%) from the strengthening of the Euro and Australian dollar against the U.S. dollar. On a market segment basis, the EAAA sales increase was most significant in the corporate office market segment.
AOI in EAAA increased 57.9% during the first quarter of 2026 versus the comparable period in 2025, primarily due to higher sales and higher gross profit margin as a result of lower manufacturing costs driven by favorable fixed cost absorption on higher production volume. As a percentage of net sales, AOI increased to 6.5% during the first quarter of 2026 compared to 4.8% in the same period last year.

Financial Condition, Liquidity and Capital Resources
General
At April 5, 2026, the Company had $61.2 million in cash. At that date, the Company had $173.6 million in term loan borrowings, $23.1 million in revolving loan borrowings, and $0.6 million in letters of credit outstanding under our Facility. As of April 5, 2026, we had additional borrowing capacity of $226.3 million under the Facility. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
Balance Sheet
Accounts receivable, net, were $163.3 million at April 5, 2026, compared to $174.5 million at December 28, 2025. The decrease of $11.2 million was primarily due to customer collections in the first quarter of 2026.
Inventories, net, were $294.2 million at April 5, 2026, compared to $275.0 million at December 28, 2025. The increase of $19.2 million was primarily due to finished goods inventory build attributable to expected higher customer demand in the remainder of 2026.
Analysis of Cash Flows
The following table presents a summary of cash flows for the three-month periods ended April 5, 2026 and March 30, 2025, respectively:

	Three Months Ended
	April 5, 2026	March 30, 2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$13,538	$11,739
Investing activities	(10,327)	(7,467)
Financing activities	(12,382)	(8,668)
Effect of exchange rate changes on cash	(921)	2,927
Net change in cash and cash equivalents	(10,092)	(1,469)
Cash and cash equivalents at beginning of period	71,323	99,226
Cash and cash equivalents at end of period	$61,231	$97,757
Cash provided by operating activities was $13.5 million for the three months ended April 5, 2026, which represents an increase of $1.8 million from the prior year comparable period. The increase was primarily due to higher net income for the three months ended April 5, 2026, partially offset by a higher use of cash related to inventory build as discussed above.
Cash used in investing activities was $10.3 million for the three months ended April 5, 2026, which represents an increase of $2.9 million from the prior year comparable period, primarily attributable to a greater capital investment in manufacturing automation and robotics solutions during the three months ended April 5, 2026.
Cash used in financing activities was $12.4 million for the three months ended April 5, 2026, which represents an increase of $3.7 million from the prior year comparable period. The year-over-year increase was primarily due to higher outstanding borrowings under the credit facility resulting in higher repayments and the repurchase of common stock, partially offset by higher proceeds from line of credit borrowings under the credit facility during the three months ended April 5, 2026.

Share Repurchases
In May 2022, the Company adopted a share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the three months ended April 5, 2026, the Company repurchased 460,882 shares of common stock at a weighted average price of $26.04 per share pursuant to this program.
Outlook
We anticipate revenue growth in the second quarter of fiscal 2026 compared to the first quarter of 2026. We anticipate that our second quarter and the remainder of fiscal 2026 will be impacted by higher raw material costs, higher energy costs, and higher costs to procure our luxury vinyl tile products amid increased global macro-economic uncertainty. We are activating initiatives to offset these impacts through incremental pricing and productivity.

Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including raw material availability and cost, and demand for our products.
Backlog
As of April 27, 2026, the consolidated backlog of unshipped orders was approximately $256.6 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, backlog was approximately $222.8 million as of February 2, 2026. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects. Disruptions in supply and distribution chains or delays in construction projects and flooring installations worldwide, have caused, and may continue to cause, fluctuations in our backlog.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the three months ended April 5, 2026, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
Because the debt outstanding under our Facility has variable interest rates based on an underlying prime lending rate, SOFR, or other benchmark rate, we do not believe changes in interest rates would have any significant impact on the fair value of that debt instrument. Changes in the underlying prime lending rate, SOFR, or other benchmark rate would, however, impact the amount of our interest expense. For a discussion of these hypothetical impacts on our interest expense, please see the discussion in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2025.
As of April 5, 2026, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a respective decrease or increase in the net fair value of our financial instruments of $8.2 million. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. See Note 14 of Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 17 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our first quarter ended April 5, 2026:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 29 – February 1, 2026(3)	54,524	$30.06	—	$64,654,096
February 2 – March 1, 2026(3)	385,237	31.74	—	64,654,096
March 2 – April 5, 2026(3)	461,189	26.04	460,882	52,654,119
Total	900,950	$28.72	460,882
(1) The monthly periods identified above correspond to the Company’s fiscal first quarter of 2026, which commenced December 29, 2025 and ended April 5, 2026.
(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date.
(3) Comprised or partially comprised of shares received by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended April 5, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended April 5, 2026, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: May 12, 2026	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)