Form 10-Q
period 2026-07-05
INTERFACE INC
filed 2026-08-11
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 5, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
Number of shares outstanding of each of the registrant’s classes of common stock, as of August 6, 2026:

Class	Number of Shares
Common Stock, $0.10 par value per share	57,800,460

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	JULY 5, 2026	DECEMBER 28, 2025
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$81,528	$71,323
Accounts receivable, net	209,982	174,457
Inventories, net	291,598	275,014
Prepaid expenses and other current assets	42,465	34,048
Total current assets	625,573	554,842
Property, plant and equipment, net	313,478	309,449
Operating lease right-of-use assets	69,944	78,191
Deferred tax assets	24,848	25,272
Goodwill and intangible assets, net	158,471	163,012
Other assets	77,926	75,756

Total assets	$1,270,240	$1,206,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$87,133	$64,768
Accrued expenses	137,058	147,770
Current portion of operating lease liabilities	14,537	15,748
Current portion of long-term debt	8,790	8,778
Total current liabilities	247,518	237,064
Long-term debt	195,566	172,801
Operating lease liabilities	60,058	67,205
Deferred income taxes	23,181	23,365
Other long-term liabilities	65,552	65,413

Total liabilities	591,875	565,848

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at July 5, 2026 and December 28, 2025	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 57,800 and 57,891 shares issued and outstanding at July 5, 2026 and December 28, 2025, respectively	5,780	5,789
Additional paid-in capital	223,834	248,910
Retained earnings	589,377	517,980
Accumulated other comprehensive loss – foreign currency translation	(102,540)	(92,691)
Accumulated other comprehensive loss – pension liability	(38,086)	(39,314)

Total shareholders’ equity	678,365	640,674

Total liabilities and shareholders’ equity	$1,270,240	$1,206,522
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 5, 2026	JUNE 29, 2025	JULY 5, 2026	JUNE 29, 2025
Net sales	$395,698	$375,522	$726,735	$672,935
Cost of sales	217,616	227,545	421,930	413,995
Gross profit	178,082	147,977	304,805	258,940

Selling, general and administrative expenses	103,166	95,930	197,559	183,666
Operating income	74,916	52,047	107,246	75,274

Interest expense, net	2,374	4,443	5,039	8,858
Other expense, net	1,717	3,411	2,491	5,114

Income before income tax expense	70,825	44,193	99,716	61,302
Income tax expense	19,418	11,632	24,698	15,739

Net income	$51,407	$32,561	$75,018	$45,563

Earnings per share – basic	$0.89	$0.56	$1.29	$0.78
Earnings per share – diluted	$0.88	$0.55	$1.28	$0.77

Common shares outstanding – basic	57,919	58,555	58,012	58,495
Common shares outstanding – diluted	58,296	59,073	58,656	59,123
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 5, 2026	JUNE 29, 2025	JULY 5, 2026	JUNE 29, 2025
Net income	$51,407	$32,561	$75,018	$45,563
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustment	(1,505)	33,445	(9,849)	49,279
Pension liability adjustment	(160)	(1,782)	1,228	(2,477)
Other comprehensive (loss) income	(1,665)	31,663	(8,621)	46,802

Comprehensive income	$49,742	$64,224	$66,397	$92,365
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	SIX MONTHS ENDED
	JULY 5, 2026	JUNE 29, 2025
OPERATING ACTIVITIES:
Net income	$75,018	$45,563
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,796	19,230
Share-based compensation expense	9,639	6,917
Deferred income taxes	890	254
Amortization of acquired intangible assets	—	2,606
Other	(4,123)	1,111
Working capital changes:
Accounts receivable	(36,530)	(14,739)
Inventories	(19,327)	(12,101)
Prepaid expenses and other current assets	(8,772)	(4,408)
Accounts payable and accrued expenses	15,297	(2,566)

Cash provided by operating activities	51,888	41,867

INVESTING ACTIVITIES:
Capital expenditures	(22,527)	(14,821)

Cash used in investing activities	(22,527)	(14,821)

FINANCING ACTIVITIES:
Borrowings of long-term debt	92,763	1,306
Repayments of long-term debt	(70,283)	(253)
Repurchases of common stock	(20,795)	(4,286)
Tax withholding payments for share-based compensation	(13,990)	(7,736)
Dividends paid	(3,621)	(1,227)
Finance lease payments	(1,922)	(1,544)

Cash used in financing activities	(17,848)	(13,740)

Net cash provided by operating, investing and financing activities	11,513	13,306
Effect of exchange rate changes on cash	(1,308)	9,169

CASH AND CASH EQUIVALENTS:
Net increase	10,205	22,475
Balance, beginning of period	71,323	99,226

Balance, end of period	$81,528	$121,701
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
The financial information included in this report has been prepared by the Company. In the opinion of management, the financial information included in this report contains all adjustments necessary for a fair presentation of the results for the interim periods. All such adjustments are of a normal recurring nature unless otherwise disclosed. Nevertheless, the results shown for interim periods are not necessarily indicative of results to be expected for the full year. The December 28, 2025, consolidated condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“GAAP”).
The six-month period ended July 5, 2026 includes 27 weeks, and the six-month period ended June 29, 2025 includes 26 weeks. The three-month periods ended July 5, 2026 and June 29, 2025 both include 13 weeks.
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
Accounting Policies
The Company’s accounting policies are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to the Company’s accounting policies during the first six months of 2026. During the first quarter of 2026, the U.S. Supreme Court ruled that tariffs previously paid under the International Emergency Economic Powers Act (“IEEPA”) were invalid. The Company elected to apply the gain contingency model to account for potential tariff refunds previously paid under the IEEPA. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable.
During the second quarter of 2026, the Company recognized approximately $15.6 million in refunds for tariffs previously paid under the IEEPA, which were recognized as a reduction to cost of sales in the consolidated condensed statements of operations. In connection with these tariff refunds, the Company also recorded approximately $0.5 million of interest income, presented as a reduction to interest expense, net in the consolidated condensed statements of operations. In the consolidated condensed balance sheets, the Company recorded $7.6 million as an accounts receivable as a portion of these tariff-related amounts recognized was not collected during the second quarter of 2026 but was realizable pursuant to the gain contingency guidance as of July 5, 2026, with the remainder of the tariff-related amounts recorded as an increase in cash. Any outstanding requests for IEEPA tariff refunds are not material.

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

NOTE 2 – REVENUE RECOGNITION
The Company generates revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material, and from the installation of carpet and other flooring-related material. For both the three and six month periods ended July 5, 2026 and June 29, 2025 revenue from sales of flooring material was 98% of total revenue. The remaining 2% of revenue was generated from the installation of flooring material for both the three and six month periods ended July 5, 2026 and June 29, 2025.
Disaggregation of Revenue
For the three and six months ended July 5, 2026 and June 29, 2025, revenue from the Company’s customers is broken down by geography as a percentage of consolidated totals as follows:

	Three Months Ended		Six Months Ended
Geography	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Americas	63%	64%	61%	62%
Europe	27%	27%	29%	28%
Asia-Pacific	10%	9%	10%	10%
Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 10 entitled “Segment Information” for additional information.
For the three and six months ended July 5, 2026 and June 29, 2025, revenue by material market segment as a percentage of consolidated totals is as follows:

	Three Months Ended		Six Months Ended
Market Segment	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Corporate Office	42%	42%	44%	44%
Education	25%	25%	21%	22%
Healthcare	11%	10%	11%	10%
Other	22%	23%	24%	24%

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	July 5, 2026	December 28, 2025
	(in thousands)
Finished goods	$210,736	$205,115
Work-in-process	24,306	17,418
Raw materials	56,556	52,481
Inventories, net	$291,598	$275,014

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
The Company includes all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding for basic EPS as these awards are considered participating securities. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock and are considered participating securities. As a result, the Company includes all outstanding restricted stock awards during the period in the calculation of basic and diluted EPS. As of July 5, 2026, there were no unvested restricted stock awards. Any unvested share-based awards considered non-participating securities (restricted share units and performance shares) are included in diluted EPS calculations when the inclusion of these shares would be dilutive. The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(in thousands, except per share data)
Numerator:
Net income (1)	$51,407	$32,561	$75,018	$45,563

Denominator:
Weighted average shares outstanding	57,919	58,526	58,012	58,426
Participating securities	—	29	—	69
Shares for basic EPS	57,919	58,555	58,012	58,495
Dilutive effect of non-participating securities	377	518	644	628
Shares for diluted EPS	58,296	59,073	58,656	59,123

Basic EPS	$0.89	$0.56	$1.29	$0.78
Diluted EPS	$0.88	$0.55	$1.28	$0.77
(1) Includes income attributable to participating securities, which was not material for the three and six months ended June 29, 2025.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	July 5, 2026		December 28, 2025
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility (2):
Revolving loan borrowings	$33,123	4.96%	$6,158	6.07%
Term loan borrowings	171,413	4.92%	175,621	5.09%
Total borrowings under Syndicated Credit Facility	204,536	4.92%	181,779	5.12%

Total debt	204,536		181,779
Less: Unamortized debt issuance costs	(180)		(200)

Total debt, net	204,356		181,579
Less: Current portion of long-term debt	(8,790)		(8,778)

Total long-term debt, net	$195,566		$172,801
(1) Represents the weighted average rate of interest for borrowings under the Syndicated Credit Facility, without the effect of debt issuance costs.
(2) The Syndicated Credit Facility also includes a multicurrency revolving loan facility up to $250 million.
Syndicated Credit Facility
The Company’s Syndicated Credit Facility (the “Facility”) provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving loan facility. Each of the Company’s material domestic subsidiaries guarantee the obligations of the Company under its Facility. The Facility matures December 3, 2030. At July 5, 2026, the Company had available borrowing capacity of $216.3 million under the revolving loan facility.
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

NOTE 6 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three and six months ended July 5, 2026 and June 29, 2025:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	PENSION LIABILITY	TOTAL
	(in thousands, except per share data)
Balance, at December 28, 2025	57,891	$5,789	$248,910	$517,980	$(92,691)	$(39,314)	$640,674
Net income	—	—	—	23,611	—	—	23,611
Issuances of stock related to restricted share units and performance shares	1,065	106	(106)	—	—	—	—
Cash dividends declared, $0.03 per common share	—	—	—	(1,882)	—	—	(1,882)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(440)	(44)	(8,818)	—	—	—	(8,862)
Share repurchases	(461)	(46)	(11,954)	—	—	—	(12,000)
Foreign currency translation adjustment	—	—	—	—	(8,344)	—	(8,344)
Pension liability adjustment	—	—	—	—	—	1,388	1,388
Balance, at April 5, 2026	58,055	$5,805	$228,032	$539,709	$(101,035)	$(37,926)	$634,585
Net income	—	—	—	51,407	—	—	51,407
Issuances of stock related to restricted share units and performance shares	58	5	(5)	—	—	—	—
Cash dividends declared, $0.03 per common share	—	—	—	(1,739)	—	—	(1,739)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(3)	—	4,572	—	—	—	4,572
Share repurchases	(310)	(30)	(8,765)	—	—	—	(8,795)
Foreign currency translation adjustment	—	—	—	—	(1,505)	—	(1,505)
Pension liability adjustment	—	—	—	—	—	(160)	(160)
Balance, at July 5, 2026	57,800	$5,780	$223,834	$589,377	$(102,540)	$(38,086)	$678,365

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	PENSION LIABILITY	TOTAL
	(in thousands, except per share data)
Balance, at December 29, 2024	58,304	$5,830	$261,028	$405,441	$(143,317)	$(39,834)	$489,148
Net income	—	—	—	13,002	—	—	13,002
Issuances of stock related to restricted share units and performance shares	658	66	(66)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(641)	—	—	(641)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(352)	(35)	(3,546)	—	—	—	(3,581)
Foreign currency translation adjustment	—	—	—	—	15,834	—	15,834
Pension liability adjustment	—	—	—	—	—	(695)	(695)
Balance, at March 30, 2025	58,610	$5,861	$257,416	$417,802	$(127,483)	$(40,529)	$513,067
Net income	—	—	—	32,561	—	—	32,561
Issuances of stock related to restricted share units and performance shares	1	—	—	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(586)	—	—	(586)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	—	—	2,765	—	—	—	2,765
Share repurchases	(218)	(22)	(4,423)	—	—	—	(4,445)
Foreign currency translation adjustment	—	—	—	—	33,445	—	33,445
Pension liability adjustment	—	—	—	—	—	(1,782)	(1,782)
Balance, at June 29, 2025	58,393	$5,839	$255,758	$449,777	$(94,038)	$(42,311)	$575,025

Repurchases of Common Stock
In May 2022, the Company adopted a share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the six months ended July 5, 2026, the Company repurchased 771,125 shares of common stock at a weighted average price of $26.90 per share pursuant to this program.
Stock Incentive Plan
The Company has share-based employee compensation plans, which are described more fully in Note 13 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
Restricted Share Unit Awards
Compensation expense related to the restricted share units was $3.8 million and $3.1 million for the six months ended July 5, 2026 and June 29, 2025, respectively. The Company has reduced its expense for any restricted share units forfeited during the period.
The following table summarizes restricted share units outstanding as of July 5, 2026, as well as activity during the six months then ended:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2025	797,400	$15.88
Granted	256,000	31.04
Vested	(487,500)	13.95
Forfeited or canceled	(11,500)	20.54
Outstanding at July 5, 2026	554,400	$24.48
As of July 5, 2026, the unrecognized total compensation cost related to unvested restricted share units was $10.8 million. That cost is expected to be recognized by the second quarter of 2029.
Performance Share Awards
The following table summarizes the performance shares outstanding as of July 5, 2026, as well as the activity during the six months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2025	1,070,300	$14.04
Granted	399,200	21.53
Vested	(635,500)	10.79
Forfeited or canceled	(14,900)	19.34
Outstanding at July 5, 2026	819,100	$20.11
Compensation expense related to the performance shares was $5.8 million and $3.4 million for the six months ended July 5, 2026 and June 29, 2025, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $12.7 million as of July 5, 2026. The amount and timing of future compensation expense will depend on the performance of the Company. The compensation expense related to these outstanding performance shares is expected to be recognized by the first quarter of 2029.
The tax benefit recognized with respect to restricted share units and performance shares was approximately $1.3 million for the six months ended July 5, 2026.

NOTE 7 – LEASES
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of July 5, 2026 and December 28, 2025:

	July 5, 2026		December 28, 2025
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$69,944		$78,191

Current portion of operating lease liabilities	$14,537		$15,748
Operating lease liabilities	60,058		67,205
Total operating lease liabilities	$74,595		$82,953

Property, plant and equipment, net		$11,057		$9,574

Accrued expenses		$3,527		$3,155
Other long-term liabilities		7,923		6,817
Total finance lease liabilities		$11,450		$9,972
As of July 5, 2026, there were no significant leases that had not commenced.
Lease Costs

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$1,044	$869	$2,063	$1,717
Interest on lease liabilities	169	139	342	276
Operating lease cost	4,829	5,126	10,338	10,119
Short-term lease cost	115	125	271	296
Variable lease cost	788	716	1,478	1,489
Total lease cost	$6,945	$6,975	$14,492	$13,897

Other Supplemental Information

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$156	$134	$328	$265
Operating cash flows for operating leases	4,763	4,610	11,040	9,047
Financing cash flows for finance leases	939	782	1,922	1,544
Right-of-use assets obtained in exchange for new finance lease liabilities	1,524	438	3,595	986
Right-of-use assets obtained in exchange for new operating lease liabilities	374	2,698	1,169	5,627
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of July 5, 2026 and December 28, 2025:

	July 5, 2026	December 28, 2025
Weighted-average remaining lease term – finance leases (in years)	4.03	4.07
Weighted-average remaining lease term – operating leases (in years)	6.75	7.05
Weighted-average discount rate – finance leases	5.77%	6.52%
Weighted-average discount rate – operating leases	6.34%	6.33%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2026 (excluding the six months ended July 5, 2026)	$9,423	$2,091
2027	17,428	3,775
2028	13,662	2,812
2029	11,452	1,821
2030	8,686	1,126
Thereafter	31,855	1,196
Total future minimum lease payments (undiscounted)	92,506	12,821
Less: Present value discount	(17,911)	(1,371)
Total lease liabilities	$74,595	$11,450

NOTE 8 – EMPLOYEE BENEFIT PLANS
The Company has defined benefit and multi-employer pension plans, which are described more fully in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
During the three and six months ended July 5, 2026, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.8 million and $1.6 million, respectively. During the three and six months ended June 29, 2025, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.6 million and $1.3 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and six months ended July 5, 2026 and June 29, 2025:

	Three Months Ended		Six Months Ended
Defined Benefit Retirement Plans (Europe)	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(in thousands)
Interest cost	$1,849	$1,929	$3,706	$3,742
Expected return on plan assets	(1,770)	(2,061)	(3,548)	(3,999)
Amortization of prior service cost	48	47	95	91
Amortization of net actuarial losses	408	398	818	773
Net periodic benefit cost	$535	$313	$1,071	$607

	Three Months Ended		Six Months Ended
Salary Continuation Plan	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(in thousands)
Interest cost	$256	$274	$512	$549
Amortization of net actuarial losses	64	48	127	95
Net periodic benefit cost	$320	$322	$639	$644

	Three Months Ended		Six Months Ended
nora Defined Benefit Plan	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(in thousands)
Service cost	$94	$111	$189	$214
Interest cost	308	272	619	525
Amortization of net actuarial gains	(188)	(90)	(378)	(172)
Net periodic benefit cost	$214	$293	$430	$567
The service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense, net, in the consolidated condensed statements of operations.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The ending balance and the change in the carrying amount of goodwill for the six months ended July 5, 2026 is as follows:

Goodwill(1)
(in thousands)
Balance, at December 28, 2025	$112,127
Foreign currency translation(2)	(3,047)
Balance, at July 5, 2026	$109,080
(1) The goodwill balance is allocated entirely to the AMS reportable segment.
(2) A portion of the goodwill balance is comprised of goodwill denominated in foreign currency attributable to the nora acquisition.
The net carrying value of intangible assets other than goodwill was $49.4 million and $50.9 million at July 5, 2026 and December 28, 2025, respectively.

NOTE 10 – SEGMENT INFORMATION
The Company determines that an operating segment exists if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has operating results that are regularly reviewed by the chief operating decision maker (“CODM”) and (iii) has discrete financial information. Additionally, accounting standards require the utilization of a “management approach” to report the financial results of operating segments, which is based on information used by the CODM to assess performance and make operating and resource allocation decisions. The Company determined that it has two operating segments organized by geographical area – namely (a) Americas (“AMS”) and (b) Europe, Africa, Asia, and Australia (collectively “EAAA”). The AMS operating segment includes the United States, Canada and Latin America geographic areas.
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”). The CODM uses AOI to evaluate segment operating results compared to expectations. AOI is also used by the CODM to develop variable compensation targets and make capital spend decisions. AOI excludes: nora purchase accounting amortization and restructuring, asset impairment, severance, and other, net. Intersegment revenues for the three and six months ended July 5, 2026, were $35.1 million and $63.1 million, respectively, and intersegment revenues for the three and six months ended June 29, 2025, were $35.8 million and $63.8 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
The following table outlines information by reportable segment including net sales, significant segment expenses, and AOI. The table also includes a reconciliation to income before taxes for the three and six months ended July 5, 2026 and June 29, 2025.

	Three Months Ended
	July 5, 2026			June 29, 2025
	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL
	(in thousands)
Net sales	$247,666	$148,032	$395,698	$239,443	$136,079	$375,522

Less: significant segment expenses (1)
Adjusted cost of sales (2)	125,718	91,897		135,041	91,153
Adjusted selling, general, & administrative expenses (3)	60,962	42,171		55,557	37,861
Segment AOI	60,986	13,964	74,950	48,845	7,065	55,910
Reconciliation of AOI to income before taxes
Restructuring, severance, asset impairment and other, net			34			2,511
Purchase accounting amortization			—			1,352
Interest expense, net			2,374			4,443
Other expense, net			1,717			3,411
Income before taxes			$70,825			$44,193
(1) Significant segment expense categories and amounts align with segment level information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include allocation of corporate overhead and global support costs. Intersegment expenses are excluded.
(2) Adjusted cost of sales excludes purchase accounting amortization for 2025.
(3) Adjusted selling, general, and administrative expenses exclude restructuring, asset impairment, severance, and other, net.

	Six Months Ended
	July 5, 2026			June 29, 2025
	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL
	(in thousands)
Net sales	$443,337	$283,398	$726,735	$419,380	$253,555	$672,935

Less: significant segment expenses (1)
Adjusted cost of sales (2)	243,086	178,843		243,568	167,821
Adjusted selling, general, & administrative expenses (3)	115,369	81,764		107,104	73,079
Segment AOI	84,882	22,791	107,673	68,708	12,655	81,363
Reconciliation of AOI to income before taxes
Restructuring, severance, asset impairment and other, net			427			3,483
Purchase accounting amortization			—			2,606
Interest expense, net			5,039			8,858
Other expense, net			2,491			5,114
Income before taxes			$99,716			$61,302
(1) Significant segment expense categories and amounts align with segment level information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include allocation of corporate overhead and global support costs. Intersegment expenses are excluded.
(2) Adjusted cost of sales excludes purchase accounting amortization for 2025.
(3) Adjusted selling, general, and administrative expenses exclude restructuring, asset impairment, severance, and other, net.

Segment depreciation and amortization for the three and six months ended July 5, 2026 and June 29, 2025 is presented as follows:

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
	(in thousands)		(in thousands)
Depreciation and amortization
AMS	$4,795	$4,740	$9,599	$9,327
EAAA	5,125	5,089	10,197	9,903
Total depreciation and amortization	$9,920	$9,829	$19,796	$19,230

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts is presented as follows:

	July 5, 2026	December 28, 2025
	(in thousands)
Assets
AMS	$643,056	$660,189
EAAA	639,748	619,663
Total segment assets	1,282,804	1,279,852
Corporate assets	124,142	98,853
Eliminations	(136,706)	(172,183)
Total reported assets	$1,270,240	$1,206,522

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the six months ended July 5, 2026 and June 29, 2025 is presented in the following table:

	Six Months Ended
	July 5, 2026	June 29, 2025
	(in thousands)
Cash paid for interest	$6,326	$8,935
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
During the six months ended July 5, 2026, the Company recorded a total income tax provision of $24.7 million on pre-tax income of $99.7 million resulting in an effective tax rate of 24.8%, as compared to a total income tax provision of $15.7 million on pre-tax income of $61.3 million resulting in an effective tax rate of 25.6% during the six months ended June 29, 2025. The decrease in the effective tax rate for the six months ended July 5, 2026 as compared to the six months ended June 29, 2025, was primarily due to higher excess tax benefits related to share-based compensation.
On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Many non-U.S. tax jurisdictions have enacted legislation to adopt the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) or announced plans to enact legislation in future years. For fiscal year 2026, we expect to meet the Transitional Country-by-Country (CbCR) Safe Harbor rules for most if not all jurisdictions and do not expect these provisions to have a material impact on the Company’s financial statements. We will continue to closely monitor ongoing developments and evaluate any potential impact on future periods.
In 2026, the OECD issued a Side-by-Side package (“SbS”) that simplifies Pillar Two, creates new safe harbors, fully exempts U.S. parent groups from two of the three top-up taxes, and extends the CbCR Safe Harbor through fiscal year 2027. In certain jurisdictions, local legislative action is needed to effectuate the SbS agreement and will be considered in our accounting estimate upon enactment.
As of July 5, 2026, the Company had accrued approximately $5.1 million for unrecognized tax benefits.

NOTE 13 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCL”), before tax, to the consolidated condensed statements of operations during the three and six months ended July 5, 2026 and June 29, 2025 are reflected in the tables below:

		Three Months Ended
	Statement of Operations Location	July 5, 2026	June 29, 2025
		(in thousands)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	$(332)	$(403)
Total loss reclassified from AOCL		$(332)	$(403)

		Six Months Ended
	Statement of Operations Location	July 5, 2026	June 29, 2025
		(in thousands)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	$(662)	$(787)
Total loss reclassified from AOCL		$(662)	$(787)

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

The following table presents the carrying values and estimated fair values, including the level within the fair value hierarchy, of certain financial instruments:

	July 5, 2026			December 28, 2025
	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)
	(in thousands)
Assets:
Company-owned life insurance	$23,140	$—	$23,140	$23,048	$—	$23,048
Deferred compensation investments	35,781	8,410	27,370	33,728	8,941	24,787

Liabilities(1):
Borrowings under Syndicated Credit Facility(2)	204,536	—	204,536	181,779	—	181,779
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and six months ended July 5, 2026, or as of July 5, 2026, and the comparable periods of 2025, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The six-month period ended July 5, 2026 includes 27 weeks and the six-month period ended June 29, 2025 includes 26 weeks. The three-month periods ended July 5, 2026 and June 29, 2025 both include 13 weeks.
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

Executive Overview
During the quarter ended July 5, 2026, we had consolidated net sales of $395.7 million, up 5.4% compared to $375.5 million in the second quarter last year, primarily due to higher customer demand— particularly in the corporate office, healthcare, and education market segments — and higher average sales prices. Fluctuations in currency exchange rates positively impacted net sales during the second quarter of 2026, as discussed below. Consolidated operating income was $74.9 million for the second quarter of 2026 compared to $52.0 million in the second quarter last year, primarily due to higher sales and higher gross profit margin driven by lower manufacturing costs on higher volume, production efficiencies, product mix, and IEEPA tariff refunds recognized during the current quarter as discussed below. Consolidated net income for the quarter ended July 5, 2026, was $51.4 million or $0.88 per diluted share, compared to $32.6 million or $0.55 per diluted share in the second quarter last year.
During the first six months of 2026, we had consolidated net sales of $726.7 million, up 8.0% compared to $672.9 million in the first six months of last year, primarily due to higher customer demand partially driven by an extra week in the first six months of 2026. Consolidated operating income was $107.2 million for the first six months of 2026, compared to $75.3 million in the same period last year, primarily due to higher sales and higher gross profit margin, driven by lower manufacturing costs and tariff refunds as discussed above. Consolidated net income for the six months ended July 5, 2026, was $75.0 million or $1.28 per diluted share, compared to $45.6 million or $0.77 per diluted share in the same period last year.
Impact of Macroeconomic Trends
Ongoing disruptions in economic markets and global energy markets, inflation, the war between Russia and Ukraine, conflicts in the Middle East, evolving trade policies, impacts from government-imposed tariffs, a challenging supply chain environment, slow market conditions in certain parts of the globe and macro driven changes to customer demand for our products, significant financial pressures in the commercial office market globally, and other geopolitical factors, all pose challenges which may adversely affect our future performance. We plan to continue evaluating our cost structure and global manufacturing footprint to identify and activate opportunities to decrease costs and optimize our global cost structure.
In 2025, the U.S. government enacted a series of higher trade tariffs on goods imported into the U.S. As a result, the Company incurred higher tariff costs on rubber and luxury vinyl tile products imported into the U.S. in fiscal year 2025 and in the first six months of 2026. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid. During the three months ended July 5, 2026, the Company recognized approximately $15.6 million in refunds for tariffs previously paid under the IEEPA. These refunds were recognized as a reduction to cost of sales in the consolidated condensed statements of operations. The Company also recorded approximately $0.5 million of interest income associated with these tariff refunds, presented as a reduction to interest expense, net in the consolidated condensed statements of operations. In the consolidated condensed balance sheets, the Company recorded $7.6 million as an accounts receivable as a portion of these tariff-related amounts recognized was not collected during the second quarter of 2026 but was realizable pursuant to the gain contingency guidance as of July 5, 2026, with the remainder of the tariff-related amounts recorded as an increase in cash. Any outstanding requests for IEEPA tariff refunds are not material.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and six-month periods ended July 5, 2026 and June 29, 2025:

	Three Months Ended		Six Months Ended
	July 5, 2026	June 29, 2025	July 5, 2026	June 29, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.0	60.6	58.1	61.5
Gross profit	45.0	39.4	41.9	38.5
Selling, general and administrative expenses	26.1	25.5	27.1	27.3
Operating income	18.9	13.9	14.8	11.2
Interest/Other expense, net	1.0	2.1	1.1	2.1
Income before income tax expense	17.9	11.8	13.7	9.1
Income tax expense	4.9	3.1	3.4	2.3
Net income	13.0%	8.7%	10.3%	6.8%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month and six-month periods ended July 5, 2026, and June 29, 2025:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 5, 2026	June 29, 2025		July 5, 2026	June 29, 2025
	(in thousands)			(in thousands)
Consolidated net sales	$395,698	$375,522	5.4%	$726,735	$672,935	8.0%
For the quarter ended July 5, 2026, consolidated net sales increased $20.2 million (5.4%) versus the comparable period in 2025, primarily due to higher sales volume (approximately 3%), higher average sales prices (approximately 1%), and favorable currency fluctuations (approximately $5.8 million or 1%) from the strengthening of foreign currencies against the U.S. dollar. On a market segment basis, the sales increase was primarily in the corporate office, healthcare, and education market segments.
For the six months ended July 5, 2026, consolidated net sales increased $53.8 million (8.0%) versus the comparable period in 2025, primarily due to higher sales volume (approximately 4%) partially driven by an extra week in the first six months of 2026, favorable currency fluctuations (approximately $19.2 million or 3%) from the strengthening of the Euro against the U.S. dollar, and higher average sales prices (approximately 1%). On a market segment basis, the sales increase was primarily in the corporate office, healthcare, and education market segments.

Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month and six-month periods ended July 5, 2026, and June 29, 2025:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 5, 2026	June 29, 2025		July 5, 2026	June 29, 2025
	(in thousands)			(in thousands)
Consolidated cost of sales	$217,616	$227,545	(4.4)%	$421,930	$413,995	1.9%
Consolidated selling, general and administrative expenses	103,166	95,930	7.5%	197,559	183,666	7.6%
Consolidated Cost of Sales
For the quarter ended July 5, 2026, consolidated cost of sales decreased $9.9 million (4.4%) compared to the second quarter of 2025, primarily due to lower manufacturing costs driven by favorable fixed cost absorption on higher volume, manufacturing efficiencies, and the impact of $15.6 million in IEEPA tariff refunds recognized in the current quarter, which were recorded as a reduction to cost of sales. These favorable impacts were partially offset by other tariff costs of $3.5 million recognized during the second quarter of 2026. Currency translation had a negative impact on consolidated cost of sales in the second quarter of 2026 and partially increased our costs by approximately $3.8 million (1.7%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 55.0% for the second quarter of 2026 versus 60.6% for the second quarter of 2025.
For the six months ended July 5, 2026, consolidated cost of sales increased $7.9 million (1.9%) versus the comparable period in 2025, primarily due to higher sales partially offset by the impact of tariff refunds and lower manufacturing costs as discussed above. Currency translation had a negative impact on consolidated cost of sales for the first six months of 2026 and partially increased our costs by approximately $12.4 million (3.0%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 58.1% for the first six months of 2026 versus 61.5% for the first six months of 2025.
Consolidated Gross Profit
For the quarter ended July 5, 2026, gross profit, as a percentage of net sales, was 45.0% compared with 39.4% in the same period last year. The increase in gross profit percentage was primarily due to lower costs (approximately 5%) driven by tariff refunds recognized in the current quarter and lower manufacturing costs due to favorable fixed cost absorption and manufacturing efficiencies compared to the same period last year.
For the six months ended July 5, 2026, gross profit, as a percentage of net sales, was 41.9% compared with 38.5% in the same period last year. The increase in gross profit percentage was primarily due to lower costs driven by the factors discussed above.
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended July 5, 2026, consolidated SG&A expenses increased $7.2 million (7.5%) versus the comparable period in 2025. Currency fluctuations had a negative impact on consolidated SG&A expenses of approximately $1.1 million (1.2%) in the second quarter of 2026 compared to the same period last year. SG&A expenses were higher for the second quarter of 2026 primarily due to higher sales commissions and variable compensation of $7.6 million on improved operating results and higher labor costs of $1.6 million. These increases were partially offset by lower severance costs of $2.9 million due to employee reduction initiatives recognized in the comparable prior year period. As a percentage of net sales, SG&A expenses increased to 26.1% for the second quarter of 2026 versus 25.5% for the second quarter of 2025.
For the six months ended July 5, 2026, consolidated SG&A expenses increased $13.9 million (7.6%) versus the comparable period in 2025. Currency translation had a negative impact on consolidated SG&A expenses of approximately $4.1 million (2.3%) in the first six months of 2026 compared to the same period last year.

SG&A expenses were higher for the first six months of 2026 primarily due to (i) higher variable compensation of $10.7 million; (ii) higher labor costs of $4.1 million; (iii) higher advertising costs of $1.3 million due to a new product launch; and (iv) higher professional fees of $1.3 million. These increases were partially offset by lower severance costs of $3.0 million due to employee reduction initiatives recognized in the comparable prior year period. As a percentage of net sales, SG&A expenses decreased to 27.1% for the first six months of 2026 versus 27.3% for the first six months of 2025.
Interest Expense
During the quarter ended July 5, 2026, interest expense was $2.4 million, a decrease of $2.1 million from the comparable period in 2025, primarily due to lower outstanding borrowings as our formerly outstanding senior notes were redeemed in December 2025. Lower interest rates on borrowings under the Facility also contributed to the decrease in interest expense. For the six months ended July 5, 2026, interest expense was $5.0 million, a decrease of $3.8 million from the comparable period in 2025, primarily due to lower outstanding borrowings as discussed above.
Provision for Income Taxes
The effective tax rate for the three and six months ended July 5, 2026, was 27.4% and 24.8%, respectively, compared to 26.3% and 25.6% for the same periods in 2025. The increase in the effective tax rate for the three months ended July 5, 2026, as compared to the same period in 2025, was primarily due to an increase in non-deductible employee compensation. The decrease in the effective tax rate for the six months ended July 5, 2026, as compared to the same period in 2025, was primarily due to higher excess tax benefits related to share-based compensation.
Segment Operating Results
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month and six-month periods ended July 5, 2026, and June 29, 2025:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 5, 2026	June 29, 2025		July 5, 2026	June 29, 2025
	(in thousands)			(in thousands)
AMS segment net sales	$247,666	$239,443	3.4%	$443,337	$419,380	5.7%
AMS segment AOI(1)	60,986	48,845	24.9%	84,882	68,708	23.5%
(1) Includes allocation of corporate and global support SG&A expenses. Excludes restructuring, asset impairment, severance, and other, net. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the second quarter of 2026, net sales in AMS increased 3.4% versus the comparable period in 2025, primarily due to higher sales volume and higher average blended sales prices on favorable price / mix. On a market segment basis, the AMS sales increase was primarily in the healthcare, corporate office, and retail market segments.
During the first six months of 2026, net sales in AMS increased 5.7% versus the comparable period in 2025, primarily due to higher sales volume and favorable price / mix as discussed above. On a market segment basis, the AMS sales increase was primarily in the corporate office, healthcare, and retail market segments.
AOI in AMS increased 24.9% during the second quarter of 2026 compared to the prior year period, primarily due to higher sales and gross profit margin mostly driven by tariff refunds recognized in the current quarter. As a percentage of net sales, AOI increased to 24.6% during the second quarter of 2026 compared to 20.4% in the same period last year.
AOI in AMS increased 23.5% during the first six months of 2026 compared to the prior year period, primarily due to higher sales, higher gross profit margin as discussed above, and product mix. As a percentage of net sales, AOI increased to 19.1% during the first six months of 2026 compared to 16.4% in the same period last year.

EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month and six-month periods ended July 5, 2026, and June 29, 2025:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	July 5, 2026	June 29, 2025		July 5, 2026	June 29, 2025
	(in thousands)			(in thousands)
EAAA segment net sales	$148,032	$136,079	8.8%	$283,398	$253,555	11.8%
EAAA segment AOI(1)	13,964	7,065	97.7%	22,791	12,655	80.1%
(1) Includes allocation of corporate and global support SG&A expenses. Excludes purchase accounting amortization and restructuring, asset impairment, severance and other, net. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the second quarter of 2026, net sales in EAAA increased 8.8% versus the comparable period in 2025, primarily due to higher sales volume and favorable currency fluctuations of approximately $5.8 million (4.3%) from the strengthening of foreign currencies against the U.S. dollar. On a market segment basis, the EAAA sales increase was primarily in the corporate office and education market segments.
During the first six months of 2026, net sales in EAAA increased 11.8% versus the comparable period in 2025, primarily due to favorable currency fluctuations of approximately $18.6 million (7.3%) and higher sales volume. On a market segment basis, the EAAA sales increase was primarily in the corporate office and education market segments.
AOI in EAAA increased 97.7% during the second quarter of 2026 versus the comparable period in 2025, primarily due to higher sales and gross profit margin driven by lower manufacturing costs and product mix. Currency fluctuations had no material impact on EAAA AOI for the second quarter of 2026 compared to the same period last year. As a percentage of net sales, AOI increased to 9.4% during the second quarter of 2026 compared to 5.2% in the same period last year.
AOI in EAAA increased 80.1% during the first six months of 2026 versus the comparable period in 2025, primarily due to higher sales and gross profit margin as discussed above. Currency fluctuations had a positive impact on AOI of approximately $2.8 million (8.5%) for the first six months of 2026 compared to the same period in 2025. As a percentage of net sales, AOI increased to 8.0% during the first six months of 2026 compared to 5.0% in the same period last year.

Financial Condition, Liquidity and Capital Resources
General
At July 5, 2026, the Company had $81.5 million in cash. At that date, the Company had $171.1 million in term loan borrowings, $33.1 million in revolving loan borrowings, and $0.6 million in letters of credit outstanding under our Facility. As of July 5, 2026, we had additional borrowing capacity of $216.3 million under the Facility. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
Balance Sheet
Accounts receivable, net, were $210.0 million at July 5, 2026, compared to $174.5 million at December 28, 2025. The increase of $35.5 million was primarily due to the impact of higher net sales as a result of increased customer demand in the second quarter of 2026. The Company also recorded a $7.6 million accounts receivable related to IEEPA tariff refunds.
Inventories, net, were $291.6 million at July 5, 2026, compared to $275.0 million at December 28, 2025. The increase of $16.6 million was primarily due to higher work in process and finished goods inventory driven by increased production volumes and higher customer demand.
Analysis of Cash Flows
The following table presents a summary of cash flows for the six-month periods ended July 5, 2026 and June 29, 2025, respectively:

	Six Months Ended
	July 5, 2026	June 29, 2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$51,888	$41,867
Investing activities	(22,527)	(14,821)
Financing activities	(17,848)	(13,740)
Effect of exchange rate changes on cash	(1,308)	9,169
Net change in cash and cash equivalents	10,205	22,475
Cash and cash equivalents at beginning of period	71,323	99,226
Cash and cash equivalents at end of period	$81,528	$121,701
Cash provided by operating activities was $51.9 million for the six months ended July 5, 2026, which represents an increase of $10.0 million from the prior year comparable period, primarily attributable to higher net income for the six months ended July 5, 2026, partially offset by a higher use of cash related to inventory build and accounts receivable as discussed above.
Cash used in investing activities was $22.5 million for the six months ended July 5, 2026, which represents an increase of $7.7 million from the prior year comparable period, primarily attributable to a greater capital investment in manufacturing automation and robotics solutions during the first six months of 2026.
Cash used in financing activities was $17.8 million for the six months ended July 5, 2026, which represents an increase of $4.1 million from the prior year comparable period. The year-over-year increase was primarily due to higher outstanding borrowings under the credit facility resulting in higher repayments and increased repurchases of common stock, during the first six months of 2026 compared to the prior year.

Share Repurchases
In May 2022, the Company adopted a share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the six months ended July 5, 2026, the Company repurchased 771,125 shares of common stock at a weighted average price of $26.90 per share pursuant to this program.
Outlook
We anticipate revenue growth in the third quarter of fiscal 2026 compared to the prior year comparable period. We anticipate that our third quarter and the remainder of fiscal 2026 will be impacted by higher raw material costs, higher energy costs, and higher costs to procure our luxury vinyl tile products amid increased global macro-economic uncertainty. We are activating initiatives to offset these impacts through incremental pricing and productivity.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including raw material availability and cost, and demand for our products.
Backlog
As of July 20, 2026, the consolidated backlog of unshipped orders was approximately $269.1 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, backlog was approximately $222.8 million as of February 2, 2026. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects. Disruptions in supply and distribution chains or delays in construction projects and flooring installations worldwide have caused, and may continue to cause, fluctuations in our backlog.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the six months ended July 5, 2026, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of July 5, 2026, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a respective decrease or increase in the net fair value of our financial instruments of $10.6 million. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we are a party to legal proceedings, whether arising in the ordinary course of business or otherwise. See Note 14 of Part I, Item 1 of this Quarterly Report on Form 10-Q and Note 17 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025, for summaries of some of those proceedings.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our second quarter ended July 5, 2026:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 6 – May 3, 2026(3)	1,346	$25.40	—	52,654,119
May 4 – May 31, 2026	264,132	28.11	264,132	45,228,964
June 1 – July 5, 2026(3)	46,481	28.60	46,111	43,912,724
Total	311,959	$28.17	310,243
(1) The monthly periods identified above correspond to the Company’s fiscal second quarter of 2026, which commenced April 6, 2026 and ended July 5, 2026.
(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date.
(3) Comprised or partially comprised of shares received by the Company from employees to satisfy income tax withholding obligations in connection with the vesting of previous equity awards.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended July 5, 2026, three of our directors / officers, Daniel T. Hendrix, Laurel M. Hurd, and David B. Foshee, adopted a Rule 10b5-1 trading arrangement for the potential sale of our common stock in amounts and prices determined in accordance with such plan, as outlined in the table below.

Name and Title	Action	Date Adopted	Expiration Date	Aggregate Number of Securities to be Purchased / Sold
Daniel T. Hendrix, Director	Adoption of Rule 10b5-1 Plan(1)	June 3, 2026	February 26, 2027	24,196
Laurel M. Hurd, Director, Officer	Adoption of Rule 10b5-1 Plan(1)	May 12, 2026	August 5, 2027	84,000
David B. Foshee, Officer	Adoption of Rule 10b5-1 Plan(1)	June 5, 2026	March 2, 2027	28,451
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
Except as set forth above, during the three months ended July 5, 2026, no other director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
10.1
Interface, Inc. Amended Executive Bonus Plan, dated as of June 2, 2026 (included as Exhibit 10.1 to the Company’s current report on Form 8-K filed on June 4, 2026, previously filed with the Commission and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended July 5, 2026, formatted in Inline XBRL

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: August 11, 2026	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)