Form 10-Q
period 2026-10-04
INTERFACE INC
filed 2026-11-10
CIK 715787

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 4, 2026

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
Number of shares outstanding of each of the registrant’s classes of common stock, as of November 5, 2026:

Class	Number of Shares
Common Stock, $0.10 par value per share	57,800,460

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands, except par values)

	OCTOBER 4, 2026	DECEMBER 28, 2025
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$81,077	$71,323
Accounts receivable, net	176,715	174,457
Inventories, net	305,382	275,014
Prepaid expenses and other current assets	43,296	34,048
Total current assets	606,470	554,842
Property, plant and equipment, net	311,902	309,449
Operating lease right-of-use assets	90,513	78,191
Deferred tax assets	24,609	25,272
Goodwill and intangible assets, net	156,065	163,012
Other assets	77,984	75,756

Total assets	$1,267,543	$1,206,522

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$88,812	$64,768
Accrued expenses	152,904	147,770
Current portion of operating lease liabilities	13,096	15,748
Current portion of long-term debt	8,791	8,778
Total current liabilities	263,603	237,064
Long-term debt	121,422	172,801
Operating lease liabilities	81,744	67,205
Deferred income taxes	22,738	23,365
Other long-term liabilities	64,490	65,413

Total liabilities	553,997	565,848

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, par value $1.00 per share; 5,000 shares authorized; none issued or outstanding at October 4, 2026 and December 28, 2025	—	—
Common stock, par value $0.10 per share; 120,000 shares authorized; 57,800 and 57,891 shares issued and outstanding at October 4, 2026 and December 28, 2025, respectively	5,780	5,789
Additional paid-in capital	227,189	248,910
Retained earnings	626,863	517,980
Accumulated other comprehensive loss – foreign currency translation	(108,642)	(92,691)
Accumulated other comprehensive loss – pension liability	(37,644)	(39,314)

Total shareholders’ equity	713,546	640,674

Total liabilities and shareholders’ equity	$1,267,543	$1,206,522
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
(in thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 4, 2026	SEPTEMBER 28, 2025	OCTOBER 4, 2026	SEPTEMBER 28, 2025
Net sales	$366,736	$364,526	$1,093,471	$1,037,461
Cost of sales	217,991	220,894	639,921	634,889
Gross profit	148,745	143,632	453,550	402,572

Selling, general and administrative expenses	92,436	90,272	289,995	273,938
Operating income	56,309	53,360	163,555	128,634

Interest expense, net	2,246	4,211	7,285	13,069
Other expense, net	1,131	659	3,622	5,773

Income before income tax expense	52,932	48,490	152,648	109,792
Income tax expense	13,712	2,344	38,410	18,083

Net income	$39,220	$46,146	$114,238	$91,709

Earnings per share – basic	$0.68	$0.79	$1.97	$1.57
Earnings per share – diluted	$0.67	$0.78	$1.95	$1.55

Common shares outstanding – basic	57,800	58,371	57,943	58,453
Common shares outstanding – diluted	58,376	59,134	58,565	59,155
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 4, 2026	SEPTEMBER 28, 2025	OCTOBER 4, 2026	SEPTEMBER 28, 2025
Net income	$39,220	$46,146	$114,238	$91,709
Other comprehensive (loss) income, after tax:
Foreign currency translation adjustment	(6,102)	(2,356)	(15,951)	46,923
Pension liability adjustment	442	1,015	1,670	(1,462)
Other comprehensive (loss) income	(5,660)	(1,341)	(14,281)	45,461

Comprehensive income	$33,560	$44,805	$99,957	$137,170
See accompanying notes to consolidated condensed financial statements.

INTERFACE, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(in thousands)

	NINE MONTHS ENDED
	OCTOBER 4, 2026	SEPTEMBER 28, 2025
OPERATING ACTIVITIES:
Net income	$114,238	$91,709
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,801	29,166
Share-based compensation expense	13,007	10,541
Deferred income taxes	1,029	(10,321)
Amortization of acquired intangible assets	—	3,073
Other	(5,358)	(1,509)
Working capital changes:
Accounts receivable	(4,469)	(8,610)
Inventories	(34,897)	(10,912)
Prepaid expenses and other current assets	(9,840)	743
Accounts payable and accrued expenses	34,676	14,716

Cash provided by operating activities	138,187	118,596

INVESTING ACTIVITIES:
Capital expenditures	(31,607)	(25,477)

Cash used in investing activities	(31,607)	(25,477)

FINANCING ACTIVITIES:
Borrowings of long-term debt	101,768	4,579
Repayments of long-term debt	(153,502)	(380)
Repurchases of common stock	(20,795)	(5,143)
Tax withholding payments for share-based compensation	(13,990)	(8,372)
Dividends paid	(5,355)	(2,397)
Finance lease payments	(2,855)	(2,282)

Cash used in financing activities	(94,729)	(13,995)

Net cash provided by operating, investing and financing activities	11,851	79,124
Effect of exchange rate changes on cash	(2,097)	9,005

CASH AND CASH EQUIVALENTS:
Net increase	9,754	88,129
Balance, beginning of period	71,323	99,226

Balance, end of period	$81,077	$187,355
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
The nine-month period ended October 4, 2026 includes 40 weeks and the nine-month period ended September 28, 2025 includes 39 weeks. The three-month periods ended October 4, 2026 and September 28, 2025 both include 13 weeks.
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
Accounting Policies
The Company’s accounting policies are set forth in its most recently filed Annual Report on Form 10-K. There have been no material changes to the Company’s accounting policies during the first nine months of 2026. During the first quarter of 2026, the U.S. Supreme Court ruled that tariffs previously paid under the International Emergency Economic Powers Act (“IEEPA”) were invalid. The Company elected to apply the gain contingency model to account for potential tariff refunds previously paid under the IEEPA. Under this model, a gain contingency is not recognized in the financial statements until the gain is realized or realizable.
During the second quarter of 2026, the Company recognized approximately $15.6 million in refunds for tariffs previously paid under the IEEPA, which were recognized as a reduction to cost of sales in the consolidated condensed statements of operations. In connection with these tariff refunds, the Company also recorded approximately $0.5 million of interest income, presented as a reduction to interest expense, net in the consolidated condensed statements of operations. As of October 4, 2026, any outstanding requests for IEEPA tariff refunds are not material.

Recently Issued Accounting Pronouncements – Not Yet Adopted
In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06 - “Intangibles--Goodwill and Other--Internal Use Software (Subtopic 350-40)”. This ASU amends the accounting for internal-use software costs by removing reference to prescriptive and sequential software development stages used to evaluate capitalizable costs. The ASU requires entities to consider whether significant uncertainties associated with development activities have been resolved prior to capitalization of software costs and aligns disclosure requirements with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment”. The new guidance in ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods, and may be applied prospectively, retrospectively, or using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement Reporting--Comprehensive Income-- Expense Disaggregation Disclosures (Subtopic 220-40)”. This ASU requires public entities to provide additional footnote disclosures to disaggregate the cost and expense line items presented in the income statement into specific categories including (a) purchases of inventory; (b) employee compensation; (c) depreciation; and (d) intangible asset amortization. The ASU also requires qualitative disclosure of other relevant expense categories not separately disclosed, the total amount of selling expenses, and the definition of selling expenses in annual reporting periods. The new guidance in ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

NOTE 2 – REVENUE RECOGNITION
The Company generates revenue from sales of modular carpet, resilient flooring, rubber flooring, and other flooring-related material, and from the installation of carpet and other flooring-related material. A summary of these revenue streams, as a percentage of consolidated net sales, for the three and nine months ended October 4, 2026 and September 28, 2025 is as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Revenue from the sale of flooring material	97%	97%	98%	98%
Revenue from installation of flooring material	3%	3%	2%	2%
Disaggregation of Revenue
For the three and nine months ended October 4, 2026 and September 28, 2025, revenue from the Company’s customers is broken down by geography as follows:

	Three Months Ended		Nine Months Ended
Geography	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Americas	60%	60%	61%	61%
Europe	29%	30%	29%	29%
Asia-Pacific	11%	10%	10%	10%
Revenue from the Company’s customers in the Americas corresponds to the AMS reportable segment, and the EAAA reportable segment includes revenue from the Europe and Asia-Pacific geographies. See Note 10 entitled “Segment Information” for additional information.
For the three and nine months ended October 4, 2026 and September 28, 2025, revenue by material market segment as a percentage of consolidated totals is as follows:

	Three Months Ended		Nine Months Ended
Market Segment	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Corporate Office	45%	45%	44%	44%
Education	20%	19%	21%	21%
Healthcare	11%	10%	11%	10%
Other	24%	26%	24%	25%

NOTE 3 – INVENTORIES
Inventories are summarized as follows:

	October 4, 2026	December 28, 2025
	(in thousands)
Finished goods	$223,608	$205,115
Work-in-process	22,340	17,418
Raw materials	59,434	52,481
Inventories, net	$305,382	$275,014

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
The Company includes all unvested stock awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, in the number of shares outstanding for basic EPS as these awards are considered participating securities. Unvested share-based awards of restricted stock are paid dividends equally with all other shares of common stock and are considered participating securities. As a result, the Company includes all outstanding restricted stock awards during the period in the calculation of basic and diluted EPS. As of October 4, 2026, there were no unvested restricted stock awards. Any unvested share-based awards considered non-participating securities (restricted share units and performance shares) are included in diluted EPS calculations when the inclusion of these shares would be dilutive. The following table shows the computation of basic and diluted EPS:

	Three Months Ended		Nine Months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
	(in thousands, except per share data)
Numerator:
Net income (1)	$39,220	$46,146	$114,238	$91,709

Denominator:
Weighted average shares outstanding	57,800	58,371	57,943	58,407
Participating securities	—	—	—	46
Shares for basic EPS	57,800	58,371	57,943	58,453
Dilutive effect of non-participating securities	576	763	622	702
Shares for diluted EPS	58,376	59,134	58,565	59,155

Basic EPS	$0.68	$0.79	$1.97	$1.57
Diluted EPS	$0.67	$0.78	$1.95	$1.55
(1) Income attributable to participating securities for the nine-month period ended September 28, 2025 was not material.

NOTE 5 – LONG-TERM DEBT
Long-term debt consisted of the following:

	October 4, 2026		December 28, 2025
	Outstanding Principal	Interest Rate(1)	Outstanding Principal	Interest Rate(1)
	(in thousands)		(in thousands)
Syndicated Credit Facility:(2)
Revolving loan borrowings	$1,739	5.64%	$6,158	6.07%
Term loan borrowings	128,603	5.05%	175,621	5.09%
Total borrowings under Syndicated Credit Facility	130,342	5.06%	181,779	5.12%

Total debt	130,342		181,779
Less: Unamortized debt issuance costs	(129)		(200)

Total debt, net	130,213		181,579
Less: Current portion of long-term debt	(8,791)		(8,778)

Total long-term debt, net	$121,422		$172,801
(1) Represents the weighted average rate of interest for borrowings under the Syndicated Credit Facility without the effect of debt issuance costs.
(2) The Syndicated Credit Facility also includes a multicurrency revolving loan facility up to $250 million.
Syndicated Credit Facility
The Company’s Syndicated Credit Facility (the “Facility”) provides to the Company U.S. denominated and multicurrency term loans and provides to the Company and certain of its subsidiaries a multicurrency revolving loan facility. Each of the Company’s material domestic subsidiaries guarantees the obligations of the Company under its Facility. The Facility matures December 3, 2030. At October 4, 2026, the Company had available borrowing capacity of $247.7 million under the revolving loan facility.
Interest on base rate loans is charged at varying rates computed by applying a margin depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. Interest on Secured Overnight Financing Rate (“SOFR”)-based and alternative currency loans is charged at varying rates computed by applying a margin over the applicable SOFR or alternative currency rate, depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter. In addition, the Company pays a commitment fee per annum (depending on the Company’s consolidated net leverage ratio as of the most recently completed fiscal quarter) on the unused portion of the Facility.
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
Under the Facility, the Company is required to make quarterly amortization payments on the term loan borrowings, which are due on the last day of the calendar quarter.
The Company is in compliance with all covenants under the Facility and anticipates that it will remain in compliance with the covenants for the foreseeable future.

Future Maturities

The aggregate maturities of borrowings outstanding at October 4, 2026 were as follows:

Fiscal Year	Amount
(in thousands)
Remainder of 2026	$2,198
2027	8,791
2028	8,791
2029	8,791
2030	101,771
Total debt	$130,342
Total long-term debt in the consolidated condensed balance sheets includes a reduction for unamortized debt issuance costs, which are excluded from the maturities table above.

NOTE 6 – SHAREHOLDERS’ EQUITY
The following tables depict the activity in the accounts which make up shareholders’ equity for the three and nine months ended October 4, 2026 and September 28, 2025:

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	PENSION LIABILITY	TOTAL
	(in thousands, except per share data)
Balance, at December 28, 2025	57,891	$5,789	$248,910	$517,980	$(92,691)	$(39,314)	$640,674
Net income	—	—	—	23,611	—	—	23,611
Issuances of stock related to restricted share units and performance shares	1,065	106	(106)	—	—	—	—
Cash dividends declared, $0.03 per common share	—	—	—	(1,882)	—	—	(1,882)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(440)	(44)	(8,818)	—	—	—	(8,862)
Share repurchases	(461)	(46)	(11,954)	—	—	—	(12,000)
Foreign currency translation adjustment	—	—	—	—	(8,344)	—	(8,344)
Pension liability adjustment	—	—	—	—	—	1,388	1,388
Balance, at April 5, 2026	58,055	$5,805	$228,032	$539,709	$(101,035)	$(37,926)	$634,585
Net income	—	—	—	51,407	—	—	51,407
Issuances of stock related to restricted share units and performance shares	58	5	(5)	—	—	—	—
Cash dividends declared, $0.03 per common share	—	—	—	(1,739)	—	—	(1,739)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(3)	—	4,572	—	—	—	4,572
Share repurchases	(310)	(30)	(8,765)	—	—	—	(8,795)
Foreign currency translation adjustment	—	—	—	—	(1,505)	—	(1,505)
Pension liability adjustment	—	—	—	—	—	(160)	(160)
Balance, at July 5, 2026	57,800	$5,780	$223,834	$589,377	$(102,540)	$(38,086)	$678,365
Net income	—	—	—	39,220	—	—	39,220
Cash dividends declared, $0.03 per common share	—	—	—	(1,734)	—	—	(1,734)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	—	—	3,355	—	—	—	3,355
Foreign currency translation adjustment	—	—	—	—	(6,102)	—	(6,102)
Pension liability adjustment	—	—	—	—	—	442	442
Balance, at October 4, 2026	57,800	$5,780	$227,189	$626,863	$(108,642)	$(37,644)	$713,546

	SHARES	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS	FOREIGN CURRENCY TRANSLATION ADJUSTMENT	PENSION LIABILITY	TOTAL
	(in thousands, except per share data)
Balance, at December 29, 2024	58,304	$5,830	$261,028	$405,441	$(143,317)	$(39,834)	$489,148
Net income	—	—	—	13,002	—	—	13,002
Issuances of stock related to restricted share units and performance shares	658	66	(66)	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(641)	—	—	(641)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(352)	(35)	(3,546)	—	—	—	(3,581)
Foreign currency translation adjustment	—	—	—	—	15,834	—	15,834
Pension liability adjustment	—	—	—	—	—	(695)	(695)
Balance, at March 30, 2025	58,610	$5,861	$257,416	$417,802	$(127,483)	$(40,529)	$513,067
Net income	—	—	—	32,561	—	—	32,561
Issuances of stock related to restricted share units and performance shares	1	—	—	—	—	—	—
Cash dividends declared, $0.01 per common share	—	—	—	(586)	—	—	(586)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	—	—	2,765	—	—	—	2,765
Share repurchases	(218)	(22)	(4,423)	—	—	—	(4,445)
Foreign currency translation adjustment	—	—	—	—	33,445	—	33,445
Pension liability adjustment	—	—	—	—	—	(1,782)	(1,782)
Balance, at June 29, 2025	58,393	$5,839	$255,758	$449,777	$(94,038)	$(42,311)	$575,025
Net income	—	—	—	46,146	—	—	46,146
Issuances of stock related to restricted share units	54	5	(5)	—	—	—	—
Cash dividends declared, $0.02 per common share	—	—	—	(1,170)	—	—	(1,170)
Compensation expense related to share-based plans, net of forfeitures and shares received for tax withholdings	(24)	(2)	2,991	—	—	—	2,989
Share repurchases	(32)	(3)	(695)	—	—	—	(698)
Foreign currency translation adjustment	—	—	—	—	(2,356)	—	(2,356)
Pension liability adjustment	—	—	—	—	—	1,015	1,015
Balance, at September 28, 2025	58,391	$5,839	$258,049	$494,753	$(96,394)	$(41,296)	$620,951

Repurchases of Common Stock
In May 2022, the Company adopted a share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the nine months ended October 4, 2026, the Company repurchased 771,125 shares of common stock at a weighted average price of $26.90 per share pursuant to this program.
Stock Incentive Plan
The Company has share-based employee compensation plans, which are described more fully in Note 13 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
Restricted Share Unit Awards
Compensation expense related to the restricted share units was $5.5 million and $4.6 million for the nine months ended October 4, 2026 and September 28, 2025, respectively. The Company has reduced its expense for any restricted share units forfeited during the period.
The following table summarizes restricted share units outstanding as of October 4, 2026, as well as activity during the nine months then ended:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2025	797,400	$15.88
Granted	256,000	31.04
Vested	(487,500)	13.95
Forfeited or canceled	(11,500)	20.54
Outstanding at October 4, 2026	554,400	$24.48
As of October 4, 2026, the unrecognized total compensation cost related to unvested restricted share units was $9.1 million. That cost is expected to be recognized by the second quarter of 2029.
Performance Share Awards
The following table summarizes the performance shares outstanding as of October 4, 2026, as well as the activity during the nine months then ended:

	Performance Shares	Weighted Average Grant Date Fair Value
Outstanding at December 28, 2025	1,070,300	$14.04
Granted	399,200	21.53
Vested	(635,500)	10.79
Forfeited or canceled	(14,900)	19.34
Outstanding at October 4, 2026	819,100	$20.11

Compensation expense related to the performance shares was $7.5 million and $5.5 million for the nine months ended October 4, 2026 and September 28, 2025, respectively. The Company has reduced its expense for any performance shares forfeited during the period. Unrecognized compensation expense related to these performance shares was approximately $11.1 million as of October 4, 2026. The amount and timing of future compensation expense will depend on the performance of the Company. The compensation expense related to these outstanding performance shares is expected to be recognized by the first quarter of 2029.

The tax benefit recognized with respect to restricted share units and performance shares was approximately $1.5 million for the nine months ended October 4, 2026.

NOTE 7 – LEASES
The table below represents a summary of the balances recorded in the consolidated condensed balance sheets related to the Company’s leases as of October 4, 2026 and December 28, 2025:

	October 4, 2026		December 28, 2025
Balance Sheet Location	Operating Leases	Finance Leases	Operating Leases	Finance Leases
	(in thousands)
Operating lease right-of-use assets	$90,513		$78,191

Current portion of operating lease liabilities	$13,096		$15,748
Operating lease liabilities	81,744		67,205
Total operating lease liabilities	$94,840		$82,953

Property, plant and equipment, net		$10,480		$9,574

Accrued expenses		$3,501		$3,155
Other long-term liabilities		7,368		6,817
Total finance lease liabilities		$10,869		$9,972
As of October 4, 2026, there were no significant leases that had not commenced.
Lease Costs

	Three Months Ended		Nine Months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
	(in thousands)
Finance lease cost:
Amortization of right-of-use assets	$1,008	$883	$3,071	$2,600
Interest on lease liabilities	160	137	502	413
Operating lease cost	4,540	5,152	14,878	15,271
Short-term lease cost	108	116	379	412
Variable lease cost	768	1,007	2,246	2,496
Total lease cost	$6,584	$7,295	$21,076	$21,192

Other Supplemental Information

	Three Months Ended		Nine Months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for finance leases	$143	$132	$471	$397
Operating cash flows for operating leases	4,806	4,696	15,846	13,743
Financing cash flows for finance leases	933	738	2,855	2,282
Right-of-use assets obtained in exchange for new finance lease liabilities	462	559	4,057	1,545
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	24,486	691	25,655	6,318
(1) During the three months ended October 4, 2026, the Company modified the lease on its manufacturing facility in Germany to extend the lease term for an additional 10 years.
Lease Term and Discount Rate
The table below presents the weighted average remaining lease terms and discount rates for finance and operating leases as of October 4, 2026 and December 28, 2025:

	October 4, 2026	December 28, 2025
Weighted-average remaining lease term – finance leases (in years)	3.92	4.07
Weighted-average remaining lease term – operating leases (in years)	13.38	7.05
Weighted-average discount rate – finance leases	5.70%	6.52%
Weighted-average discount rate – operating leases	6.96%	6.33%
Maturity Analysis
A maturity analysis of lease payments under non-cancellable leases is presented as follows:

Fiscal Year	Operating Leases	Finance Leases
	(in thousands)
2026 (excluding the nine months ended October 4, 2026)	$4,762	$1,054
2027	17,869	3,845
2028	14,183	2,887
2029	11,825	1,899
2030	8,906	1,185
Thereafter	95,729	1,245
Total future minimum lease payments (undiscounted)	153,274	12,115
Less: Present value discount	(58,434)	(1,246)
Total lease liabilities	$94,840	$10,869

NOTE 8 – EMPLOYEE BENEFIT PLANS
The Company has defined benefit and multi-employer pension plans, which are described more fully in Note 18 to the consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the fiscal year ended December 28, 2025.
During the three-month and nine-month periods ended October 4, 2026, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.8 million and $2.4 million, respectively. During the three-month and nine-month periods ended September 28, 2025, the Company recorded multi-employer pension expense related to multi-employer contributions of $0.8 million and $2.1 million, respectively.
The following tables provide the components of net periodic benefit cost for the three and nine months ended October 4, 2026 and September 28, 2025:

	Three Months Ended		Nine Months Ended
Defined Benefit Retirement Plans (Europe)	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
	(in thousands)
Interest cost	$1,845	$1,961	$5,551	$5,703
Expected return on plan assets	(1,766)	(2,094)	(5,314)	(6,093)
Amortization of prior service cost	47	48	142	139
Amortization of net actuarial losses	407	405	1,225	1,178
Net periodic benefit cost	$533	$320	$1,604	$927

	Three Months Ended		Nine Months Ended
Salary Continuation Plan	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
	(in thousands)
Interest cost	$256	$274	$768	$823
Amortization of net actuarial losses	63	47	190	142
Net periodic benefit cost	$319	$321	$958	$965

	Three Months Ended		Nine Months Ended
nora Defined Benefit Plan	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
	(in thousands)
Service cost	$93	$115	$282	$329
Interest cost	307	281	926	806
Amortization of net actuarial gains	(187)	(91)	(565)	(263)
Net periodic benefit cost	$213	$305	$643	$872
The service cost component of net periodic benefit costs is presented within operating income in the consolidated condensed statements of operations, while all other components of net periodic benefit costs are presented within other expense, net, in the consolidated condensed statements of operations.

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS
The ending balance and the change in the carrying amount of goodwill for the nine months ended October 4, 2026 is as follows:

Goodwill(1)
(in thousands)
Balance, at December 28, 2025	$112,127
Foreign currency translation(2)	(4,702)
Balance, at October 4, 2026	$107,425
(1) The goodwill balance is allocated entirely to the AMS reportable segment.
(2) A portion of the goodwill balance is comprised of goodwill denominated in a foreign currency attributable to the nora acquisition.
The net carrying value of intangible assets other than goodwill was $48.6 million and $50.9 million at October 4, 2026 and December 28, 2025, respectively.

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
Pursuant to the management approach discussed above, the Company’s CODM, our chief executive officer, evaluates performance at the AMS and EAAA operating segment levels and makes operating and resource allocation decisions based on segment adjusted operating income (“AOI”). The CODM uses AOI to evaluate segment operating results compared to expectations. AOI is also used by the CODM to develop variable compensation targets and make capital spend decisions. AOI excludes restructuring, asset impairment, severance, and other, net, and nora purchase accounting amortization. Intersegment revenues for the three and nine months ended October 4, 2026, were $43.1 million and $106.2 million, respectively, and intersegment revenues for the three and nine months ended September 28, 2025, were $28.6 million and $92.4 million, respectively. Intersegment revenues are eliminated from net sales presented below since these amounts are not included in the information provided to the CODM.
The Company has determined that it has two reportable segments – AMS and EAAA, as each operating segment meets the quantitative thresholds defined in the accounting guidance.
The following table outlines information by reportable segment including net sales, significant segment expenses, and AOI. The table also includes a reconciliation to income before taxes for the three and nine months ended October 4, 2026 and September 28, 2025.

	Three Months Ended
	October 4, 2026			September 28, 2025
	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL
	(in thousands)
Net sales	$219,364	$147,372	$366,736	$218,614	$145,912	$364,526

Less: significant segment expenses (1)
Adjusted cost of sales (2)	125,355	92,636		127,566	92,862
Adjusted selling, general, & administrative expenses (3)	52,780	38,743		50,572	39,380
Segment AOI	41,229	15,993	57,222	40,476	13,670	54,146
Reconciliation of AOI to income before taxes
Restructuring, severance, asset impairment and other, net			913			319
Purchase accounting amortization			—			467
Interest expense, net			2,246			4,211
Other expense, net			1,131			659
Income before taxes			$52,932			$48,490
(1) Significant segment expense categories and amounts align with segment level information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include allocation of corporate overhead and global support costs. Intersegment expenses are excluded.
(2) Adjusted cost of sales excludes purchase accounting amortization.
(3) Adjusted selling, general, and administrative expenses exclude restructuring, asset impairment, severance, and other, net.

	Nine Months Ended
	October 4, 2026			September 28, 2025
	AMS	EAAA	TOTAL	AMS	EAAA	TOTAL
	(in thousands)
Net sales	$662,701	$430,770	$1,093,471	$637,994	$399,467	$1,037,461

Less: significant segment expenses (1)
Adjusted cost of sales (2)	368,441	271,480		371,134	260,683
Adjusted selling, general, & administrative expenses (3)	168,149	120,507		157,676	112,459
Segment AOI	126,111	38,783	164,894	109,184	26,325	135,509
Reconciliation of AOI to income before taxes
Restructuring, severance, asset impairment and other, net			1,339			3,802
Purchase accounting amortization			—			3,073
Interest expense, net			7,285			13,069
Other expense, net			3,622			5,773
Income before taxes			$152,648			$109,792
(1) Significant segment expense categories and amounts align with segment level information that is regularly provided to the CODM, included in the measure of segment profit, and considered to be significant. Amounts include allocation of corporate overhead and global support costs. Intersegment expenses are excluded.
(2) Adjusted cost of sales excludes purchase accounting amortization.
(3) Adjusted selling, general, and administrative expenses exclude restructuring, asset impairment, severance, and other, net.

Segment depreciation and amortization for the three and nine months ended October 4, 2026 and September 28, 2025 is presented as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
	(in thousands)		(in thousands)
Depreciation and amortization
AMS	$4,870	$4,748	$14,469	$14,075
EAAA	5,135	5,188	15,332	15,091
Total depreciation and amortization	$10,005	$9,936	$29,801	$29,166

A reconciliation of the Company’s total operating segment assets to the corresponding consolidated amounts is presented as follows:

	October 4, 2026	December 28, 2025
	(in thousands)
Assets
AMS	$671,121	$660,189
EAAA	662,889	619,663
Total segment assets	1,334,010	1,279,852
Corporate assets	117,581	98,853
Eliminations	(184,048)	(172,183)
Total reported assets	$1,267,543	$1,206,522

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information for the nine months ended October 4, 2026 and September 28, 2025 is presented in the following table:

	Nine Months Ended
	October 4, 2026	September 28, 2025
	(in thousands)
Cash paid for interest	$8,735	$9,183
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

During the nine months ended October 4, 2026, the Company recorded a total income tax provision of $38.4 million on pre-tax income of $152.6 million resulting in an effective tax rate of 25.2%, as compared to a total income tax provision of $18.1 million on pre-tax income of $109.8 million resulting in an effective tax rate of 16.5% during the nine months ended September 28, 2025. The increase in the effective tax rate for the nine months ended October 4, 2026 as compared to the nine months ended September 28, 2025, was primarily due to statutory tax rate changes requiring the remeasurement and adjustment of deferred taxes as discussed below partially offset by an increase in deductions related to foreign-derived income.

In July 2025, Germany enacted tax legislation to gradually reduce the corporate income tax rate. The current income tax rate of 15% is set to decrease by 1% annually beginning in 2028 reaching 10% by 2032. As a result of this change to tax rates, deferred tax assets and liabilities were remeasured using the new rates applicable to the periods in which the underlying temporary differences are expected to reverse. The remeasurement of the Company’s German deferred tax positions and other deferred tax adjustments resulted in a favorable deferred income tax benefit of $10.4 million for the nine months ended September 28, 2025.
On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) published Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large corporations at a minimum rate of 15%. The OECD has since issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar Two global minimum tax. Many non-U.S. tax jurisdictions have enacted legislation to adopt the Pillar Two Model Rules beginning in 2024 (including the European Union Member States) or announced plans to enact legislation in future years. For fiscal year 2026, we expect to meet the Transitional Country-by-Country Reporting (“CbCR”) Safe Harbor rules for most jurisdictions and do not expect these provisions to have a material impact on the Company’s financial statements. We will continue to closely monitor ongoing developments and evaluate any potential impact on future periods.
In 2026, the OECD issued a Side-by-Side package (“SbS”) that simplifies Pillar Two, creates new safe harbors, fully exempts U.S. parent groups from two of the three top-up taxes, and extends the CbCR Safe Harbor through fiscal year 2027. In certain jurisdictions, local legislative action is needed to effectuate the SbS agreement and will be considered in our accounting estimate upon enactment.
As of October 4, 2026, the Company had accrued approximately $5.3 million for unrecognized tax benefits.

NOTE 13 – ITEMS RECLASSIFIED FROM ACCUMULATED OTHER COMPREHENSIVE LOSS
Amounts reclassified out of accumulated other comprehensive loss (“AOCL”), before tax, to the consolidated condensed statements of operations during the three and nine months ended October 4, 2026 and September 28, 2025 are reflected in the tables below:

		Three Months Ended		Nine Months Ended
	Statement of Operations Location	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
		(in thousands)		(in thousands)
Amortization of benefit plan net actuarial losses and prior service cost	Other expense, net	$(330)	$(409)	$(992)	$(1,196)
Total loss reclassified from AOCL		$(330)	$(409)	$(992)	$(1,196)

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
•inputs other than quoted prices that are observable for the asset; and
•inputs that are derived principally from or corroborated by observable data by correlation or other.

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

The following table presents the carrying values and estimated fair values, including the level within the fair value hierarchy, of certain financial instruments:

	October 4, 2026			December 28, 2025
	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)	Carrying Value	Fair Value (Level 1)	Fair Value (Level 2)
	(in thousands)
Assets:
Company-owned life insurance	$23,211	$—	$23,211	$23,048	$—	$23,048
Deferred compensation investments	36,032	8,890	27,142	33,728	8,941	24,787

Liabilities(1):
Borrowings under Syndicated Credit Facility(2)	130,342	—	130,342	181,779	—	181,779
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

The fair value of Company-owned life insurance is measured based on its readily determinable cash surrender value on a recurring basis.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussions below in this Item 2 are based upon the more detailed discussions about our business, operations and financial condition included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, under Part II, Item 7 of that Form 10-K. Our discussions here focus on our results during the quarter and nine months ended October 4, 2026, or as of, October 4, 2026, and the comparable periods of 2025, and to the extent applicable, any material changes from the information discussed in that Form 10-K or other important intervening developments or information since that time. These discussions should be read in conjunction with that Form 10-K for more detailed and background information. The nine-month period ended October 4, 2026 includes 40 weeks and the nine-month period ended September 28, 2025 includes 39 weeks. The three-month periods ended October 4, 2026 and September 28, 2025 both include 13 weeks.

Executive Overview
During the quarter ended October 4, 2026, we had consolidated net sales of $366.7 million, up 0.6% compared to $364.5 million in the third quarter last year as favorable prices were partially offset by lower sales volume and the deferral of certain retail market segment renovation projects into future periods. Consolidated operating income was $56.3 million for the third quarter of 2026 compared to $53.4 million in the third quarter last year, primarily due to higher gross profit margin mostly driven by favorable product mix partially offset by higher tariff costs. Consolidated net income for the quarter ended October 4, 2026, was $39.2 million, or $0.67 per diluted share, compared to $46.1 million, or $0.78 per diluted share, in the third quarter last year. Prior year net income was impacted by an income tax benefit related to certain deferred tax adjustments. See Note 12 entitled “Income Taxes” of Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the first nine months of 2026, we had consolidated net sales of $1,093.5 million, up 5.4% compared to $1,037.5 million in the first nine months of last year, primarily due to higher customer demand partially driven by an extra week in the first nine months of 2026 compared to the first nine months of 2025. Consolidated operating income was $163.6 million for the first nine months of 2026, compared to $128.6 million in the same period last year, primarily due to higher sales and higher gross profit margin driven by IEEPA tariff refunds as discussed below and favorable product mix. Consolidated net income for the nine months ended October 4, 2026, was $114.2 million, or $1.95 per diluted share, compared to $91.7 million, or $1.55 per diluted share, in the same period last year.
Impact of Macroeconomic Trends
Macroeconomic conditions including inflation, energy market volatility, interest rates, evolving trade policies and tariffs, supply chain challenges, financial pressures in the commercial office market, and geopolitical conflicts may increase our costs and impact the demand for our products, which may adversely affect our future financial performance. We continue to evaluate our cost structure and global manufacturing footprint to identify and activate opportunities to reduce costs and optimize operating efficiency.
In 2025, the U.S. government imposed a series of higher tariffs on goods imported into the U.S. As a result, the Company incurred higher tariff costs on rubber and luxury vinyl tile products imported into the U.S. in the second half of fiscal year 2025 and in the first nine months of 2026. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were invalid. During the second quarter of 2026, the Company recognized approximately $15.6 million in refunds for tariffs previously paid under the IEEPA. These refunds were recognized as a reduction to cost of sales in the consolidated condensed statements of operations. The Company also recorded approximately $0.5 million of interest income associated with these tariff refunds, presented as a reduction to interest expense, net in the consolidated condensed statements of operations. As of October 4, 2026, any outstanding requests for IEEPA tariff refunds are not material.

Analysis of Results of Operations
Consolidated Results
The following table presents, as a percentage of net sales, certain items included in our consolidated condensed statements of operations for the three-month and nine-month periods ended October 4, 2026 and September 28, 2025:

	Three Months Ended		Nine Months Ended
	October 4, 2026	September 28, 2025	October 4, 2026	September 28, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.4	60.6	58.5	61.2
Gross profit	40.6	39.4	41.5	38.8
Selling, general and administrative expenses	25.2	24.8	26.5	26.4
Operating income	15.4	14.6	15.0	12.4
Interest/Other expense, net	1.0	1.3	1.0	1.9
Income before income tax expense	14.4	13.3	14.0	10.5
Income tax expense	3.7	0.6	3.6	1.7
Net income	10.7%	12.7%	10.4%	8.8%
Consolidated Net Sales
Below is information regarding our consolidated net sales, and analysis of those results, for the three-month and nine-month periods ended October 4, 2026, and September 28, 2025:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 4, 2026	September 28, 2025		October 4, 2026	September 28, 2025
	(in thousands)			(in thousands)
Consolidated net sales	$366,736	$364,526	0.6%	$1,093,471	$1,037,461	5.4%
For the quarter ended October 4, 2026, consolidated net sales increased $2.2 million (0.6%) versus the comparable period in 2025, mostly due to higher average sales prices (approximately 1%) partially offset by lower sales volume. Currency fluctuations had no material impact on consolidated net sales for the third quarter of 2026 compared to the same period last year. On a market segment basis, the sales increase was primarily in the corporate office, education, and healthcare market segments, partially offset by lower sales in the retail market segment.
For the nine months ended October 4, 2026, consolidated net sales increased $56.0 million (5.4%) versus the comparable period in 2025, primarily due to higher sales volume (approximately 3%) partially driven by an extra week in the first nine months of 2026, higher average sales prices (approximately 1%), and favorable currency fluctuations of approximately $19.9 million (approximately 2%) from the strengthening of the Euro and Australian dollar against the U.S. dollar. On a market segment basis, the sales increase was primarily in the corporate office, healthcare, and education market segments.

Consolidated Cost and Expenses
The following table presents our consolidated cost of sales and selling, general and administrative expenses for the three-month and nine-month periods ended October 4, 2026, and September 28, 2025:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 4, 2026	September 28, 2025		October 4, 2026	September 28, 2025
	(in thousands)			(in thousands)
Consolidated cost of sales	$217,991	$220,894	(1.3)%	$639,921	$634,889	0.8%
Consolidated selling, general and administrative expenses	92,436	90,272	2.4%	289,995	273,938	5.9%
Consolidated Cost of Sales
For the quarter ended October 4, 2026, consolidated cost of sales decreased $2.9 million (1.3%) compared to the third quarter of 2025, primarily due to lower sales volume partially offset by higher tariff costs ($1.7 million). Currency translation had no material impact on consolidated cost of sales in the third quarter of 2026 compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 59.4% for the third quarter of 2026 versus 60.6% for the third quarter of 2025.
For the nine months ended October 4, 2026, consolidated cost of sales increased $5.0 million (0.8%) versus the comparable period in 2025, primarily due to higher sales partially offset by the impact of IEEPA tariff refunds. Currency translation had a negative impact on consolidated cost of sales for the first nine months of 2026 and partially increased our costs by approximately $13.0 million (2.1%) compared to the same period last year. As a percentage of net sales, our cost of sales decreased to 58.5% for the first nine months of 2026 versus 61.2% for the first nine months of 2025.
Consolidated Gross Profit
For the quarter ended October 4, 2026, gross profit, as a percentage of net sales, was 40.6% compared with 39.4% in the same period last year. The increase in gross profit percentage was primarily due to favorable product mix and pricing (approximately 1%) partially offset by higher tariff costs.
For the nine months ended October 4, 2026, gross profit, as a percentage of net sales, was 41.5% compared with 38.8% in the same period last year. The increase in gross profit percentage was primarily due to lower costs (approximately 1%) driven by IEEPA tariff refunds, higher sales volume and product mix (approximately 1%), and higher average sales prices (approximately 1%).
Consolidated Selling, General and Administrative (“SG&A”) Expenses
For the quarter ended October 4, 2026, consolidated SG&A expenses increased $2.2 million (2.4%) versus the comparable period in 2025, primarily due to higher employee labor and benefits costs of $3.3 million partially offset by lower variable compensation of $1.8 million. Currency translation had no material impact on consolidated SG&A expenses in the third quarter of 2026 compared to the same period last year. As a percentage of net sales, SG&A expenses were 25.2% for the third quarter of 2026 and 24.8% for the third quarter of 2025.
For the nine months ended October 4, 2026, consolidated SG&A expenses increased $16.1 million (5.9%) versus the comparable period in 2025. Currency translation had a negative impact on consolidated SG&A expenses of approximately $4.1 million (approximately 2%) in the first nine months of 2026 compared to the same period last year. SG&A expenses were higher for the first nine months of 2026 primarily due to (i) higher variable compensation of $9.0 million; (ii) higher employee labor and benefits costs of $5.7 million; (iii) higher advertising costs of $2.0 million mostly driven by a new product launch; and (iv) higher professional fees of $2.3 million. These increases were partially offset by lower severance costs of $2.4 million due to employee reduction initiatives recognized in the comparable prior year period. As a percentage of net sales, SG&A expenses increased to 26.5% for the first nine months of 2026 versus 26.4% for the first nine months of 2025.

Interest Expense
During the quarter ended October 4, 2026, interest expense was $2.2 million, a decrease of $2.0 million from the comparable period in 2025, primarily due to lower outstanding borrowings as our formerly outstanding senior notes were redeemed in December 2025. For the nine months ended October 4, 2026, interest expense was $7.3 million, a decrease of $5.8 million from the comparable period in 2025, primarily due to lower outstanding borrowings as discussed above.
Provision for Income Taxes
The effective tax rate for the three and nine months ended October 4, 2026, was 25.9% and 25.2%, respectively, compared to 4.8% and 16.5% for the same periods in 2025. The increase in the effective tax rate for the three and nine months ended October 4, 2026, compared to the same periods in the prior year was primarily due to statutory tax rate changes requiring the remeasurement and adjustment of deferred taxes which resulted in a tax benefit in fiscal year 2025, partially offset by an increase in deductions related to foreign-derived income. See Note 12 entitled “Income Taxes” of Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Segment Operating Results
AMS Segment – Net Sales and Adjusted Operating Income (“AOI”)
The following table presents AMS segment net sales and AOI for the three-month and nine-month periods ended October 4, 2026, and September 28, 2025:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 4, 2026	September 28, 2025		October 4, 2026	September 28, 2025
	(in thousands)			(in thousands)
AMS segment net sales	$219,364	$218,614	0.3%	$662,701	$637,994	3.9%
AMS segment AOI(1)	41,229	40,476	1.9%	126,111	109,184	15.5%
(1) Includes allocation of corporate and global support SG&A expenses. Excludes restructuring, asset impairment, severance, and other, net. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the third quarter of 2026, net sales in AMS increased 0.3% versus the comparable period in 2025, primarily due to higher average sales prices partially offset by lower volume. On a market segment basis, the AMS sales increase was primarily in the education, corporate office, and healthcare market segments partially offset by a decrease in the retail market segment.
During the first nine months of 2026, net sales in AMS increased 3.9% versus the comparable period in 2025, primarily due to higher sales volume and higher average blended sales prices on favorable price / mix. On a market segment basis, the AMS sales increase was primarily in the corporate office, healthcare, and education market segments.
AOI in AMS increased 1.9% during the third quarter of 2026 compared to the prior year period, primarily due to higher gross profit margin driven by higher average sales prices partially offset by higher tariff costs. As a percentage of net sales, AOI increased to 18.8% during the third quarter of 2026 compared to 18.5% in the same period last year.
AOI in AMS increased 15.5% during the first nine months of 2026 compared to the prior year period, primarily due to higher sales and higher gross profit margin mostly driven by the impact of IEEPA tariff refunds and product mix. As a percentage of net sales, AOI increased to 19.0% during the first nine months of 2026 compared to 17.1% in the same period last year.

EAAA Segment – Net Sales and AOI
The following table presents EAAA segment net sales and AOI for the three-month and nine-month periods ended October 4, 2026, and September 28, 2025:

	Three Months Ended		Percentage Change	Nine Months Ended		Percentage Change
	October 4, 2026	September 28, 2025		October 4, 2026	September 28, 2025
	(in thousands)			(in thousands)
EAAA segment net sales	$147,372	$145,912	1.0%	$430,770	$399,467	7.8%
EAAA segment AOI(1)	15,993	13,670	17.0%	38,783	26,325	47.3%
(1) Includes allocation of corporate and global support SG&A expenses. Excludes restructuring, asset impairment, severance and other, net and purchase accounting amortization. See Note 10 entitled “Segment Information” of Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
During the third quarter of 2026, net sales in EAAA increased 1.0% versus the comparable period in 2025, primarily due to higher sales volume and favorable currency fluctuations of approximately $1.0 million (0.7%) from the strengthening of the Australian dollar against the U.S. dollar partially offset by the weakening of the Euro against the U.S. dollar. On a market segment basis, the EAAA sales increase was primarily in the public buildings market segment partially offset by decreases in transportation and education market segments.
During the first nine months of 2026, net sales in EAAA increased 7.8% versus the comparable period in 2025, primarily due to higher sales volume and favorable currency fluctuations of approximately $19.6 million (4.9%) from the strengthening of the Euro and Australian dollar against the U.S. dollar. On a market segment basis, the EAAA sales increase was primarily in the corporate office, public buildings, and education market segments.
AOI in EAAA increased 17.0% during the third quarter of 2026 versus the comparable period in 2025, primarily due to higher sales and higher gross profit margin driven by production efficiencies and favorable product mix. Currency fluctuations had no material impact on EAAA AOI for the third quarter of 2026 compared to the same period last year. As a percentage of net sales, AOI increased to 10.9% during the third quarter of 2026 compared to 9.4% in the same period last year.
AOI in EAAA increased 47.3% during the first nine months of 2026 versus the comparable period in 2025, primarily due to higher sales and gross profit margin as discussed above. Currency fluctuations had a positive impact on AOI of approximately $3.0 million (5.2%) for the first nine months of 2026 compared to the same period in 2025. As a percentage of net sales, AOI increased to 9.0% during the first nine months of 2026 compared to 6.6% in the same period last year.

Financial Condition, Liquidity and Capital Resources
General
At October 4, 2026, the Company had $81.1 million in cash. At that date, the Company had $128.6 million in term loan borrowings, $1.7 million in revolving loan borrowings, and $0.6 million in letters of credit outstanding under our Facility. As of October 4, 2026, we had additional borrowing capacity of $247.7 million under the Facility. We anticipate that our liquidity is sufficient to meet our obligations for the next 12 months, and we expect to generate sufficient cash to meet our long-term obligations.
Balance Sheet
Accounts receivable, net, were $176.7 million at October 4, 2026, compared to $174.5 million at December 28, 2025. The increase of $2.3 million was primarily due to the impact of higher net sales as a result of increased customer demand during fiscal year 2026.
Inventories, net, were $305.4 million at October 4, 2026, compared to $275.0 million at December 28, 2025. The increase of $30.4 million was primarily due to higher finished goods inventory driven by increased production volumes and higher customer demand.
Analysis of Cash Flows
The following table presents a summary of cash flows for the nine-month periods ended October 4, 2026 and September 28, 2025, respectively:

	Nine Months Ended
	October 4, 2026	September 28, 2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$138,187	$118,596
Investing activities	(31,607)	(25,477)
Financing activities	(94,729)	(13,995)
Effect of exchange rate changes on cash	(2,097)	9,005
Net change in cash and cash equivalents	9,754	88,129
Cash and cash equivalents at beginning of period	71,323	99,226
Cash and cash equivalents at end of period	$81,077	$187,355
Cash provided by operating activities was $138.2 million for the nine months ended October 4, 2026, which represents an increase of $19.6 million from the prior year comparable period, primarily attributable to higher net income for the nine months ended October 4, 2026, partially offset by a higher use of cash related to inventory build as discussed above.
Cash used in investing activities was $31.6 million for the nine months ended October 4, 2026, which represents an increase of $6.1 million from the prior year comparable period, primarily attributable to a continued capital investment in manufacturing automation and robotics solutions during the first nine months of 2026.
Cash used in financing activities was $94.7 million for the nine months ended October 4, 2026, which represents an increase of $80.7 million from the prior year comparable period. The year-over-year increase was primarily due to higher repayments of borrowings under the Facility, including a prepayment of $40.6 million on the outstanding term loan borrowings. The increase was additionally driven by higher repurchases of common stock during the first nine months of 2026 compared to the prior year.
Share Repurchases
In May 2022, the Company adopted a share repurchase program in which the Company is authorized to repurchase up to $100 million of its outstanding shares of common stock. The program has no specific expiration date. During the nine months ended October 4, 2026, the Company repurchased 771,125 shares of common stock at a weighted average price of $26.90 per share pursuant to this program.

Outlook
Based on our third quarter and year to date 2026 results, we anticipate revenue growth for fiscal year 2026 compared to the prior year comparable period. However, during the third quarter of 2026, we experienced softer conditions in EAAA, particularly in Europe, which contributed to lower year over year orders received for that area, which may negatively impact future net sales. We also anticipate that our fourth quarter 2026 will be impacted by higher input costs amid increased global macroeconomic uncertainty.
Cash flows from operations, cash and cash equivalents, and other sources of liquidity are expected to be available and sufficient to meet foreseeable cash requirements. However, the Company’s cash flows from operations can be affected by numerous factors including raw material availability and cost, and demand for our products.
Backlog
As of October 19, 2026, the consolidated backlog of unshipped orders was approximately $256.7 million. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, backlog was approximately $222.8 million as of February 2, 2026. Historically, backlog is subject to significant fluctuations due to the timing of orders for individual large projects. Disruptions in supply and distribution chains or delays in construction projects and flooring installations worldwide have caused, and may continue to cause, fluctuations in our backlog.

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

Forward-looking statements in this report include, without limitation, any statements regarding our anticipated revenue growth for fiscal year 2026; the anticipated impact on our fourth quarter 2026 results from higher input costs amid increased global macroeconomic uncertainty; the sufficiency of our liquidity, cash flows from operations, cash and cash equivalents, and other sources of liquidity to meet our obligations and foreseeable cash requirements; our expectation that we will remain in compliance with the covenants under our Syndicated Credit Facility; the expected timing of recognition of unrecognized share-based compensation expense; the expected impact of the OECD Pillar Two global minimum tax rules; and the effects of inflation, energy market volatility, interest rates, evolving trade policies and tariffs, supply chain challenges, financial pressures in the commercial office market, geopolitical conflicts and other macroeconomic factors.

Important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include risks and uncertainties associated with the following:

•competition in the highly competitive floorcovering products market, including from competitors with greater financial resources, and challenges competing on price, product design or sustainability;
•non-cash impairment charges to goodwill or other intangible assets;
•our dependence on our senior management, our principal design consultant and other key personnel, and disruption from changes within our sales organization;
•changes in U.S. and foreign trade policies and tariffs, including retaliatory tariffs;
•economic, political, regulatory and other uncertainties associated with our substantial international operations, including recent softer conditions in our European business and the potential for continued sales deterioration in that market;
•risks related to our backlog, which historically has been subject to significant fluctuations due to the timing of orders for individual large projects, disruptions in supply and distribution chains or delays in construction projects and flooring installations worldwide, and which may not be fully realized into revenue;
•large increases in the cost of our raw materials, energy, shipping costs, duties or tariffs that we are unable to offset or pass through to our customers;
•the termination or interruption of our arrangements with our primary suppliers of synthetic fiber, luxury vinyl tile or other key raw materials;
•disruptions, increased costs, customer complaints or warranty claims resulting from changes to our facilities, manufacturing processes, product construction and product composition;
•losses from natural disasters, acts of war, terrorism, catastrophes, fire, adverse weather conditions, pandemics, unstable geopolitical situations or other unexpected events;
•volatility in the market price of our common stock;
•adverse economic conditions and cycles affecting the new construction and renovation markets, particularly the corporate office market segment;
•disruptions to or failures of the information technology systems we use, including as a result of cybersecurity incidents;
•changes to environmental laws, regulations and industry standards regarding climate change and other sustainability matters, and our ability to meet our sustainability targets and commitments;
•the conflicts between Russia and Ukraine and in the Middle East;
•fluctuations in foreign currency exchange rates;
•our substantial indebtedness, our ability to generate sufficient cash flow to service it and comply with the covenants in our debt agreements, and our ability to incur additional indebtedness;

•litigation and claims; and
•other factors set forth under the title “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, as the same may be amended or supplemented in any subsequent Quarter Reports on Form 10-Q.

In addition, factors currently unknown to us could cause actual results to differ materially from our forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion below in this Item 3 is based upon the more detailed discussions of our market risk and related matters included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025, under Part II, Item 7A of that Form 10-K. The discussion here focuses on the nine months ended October 4, 2026, and any material changes from (or other important intervening developments since the time of) the information discussed in that Form 10-K. This discussion should be read in conjunction with that Form 10-K for more detailed and background information.
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
As of October 4, 2026, a 10% decrease or increase in the levels of foreign currency exchange rates against the U.S. dollar, with all other variables held constant, would result in a respective decrease or increase in the net fair value of our financial instruments of $10.7 million. As the impact of offsetting changes in the fair market value of our net foreign investments is not included in the sensitivity model, these results are not indicative of our actual exposure to foreign currency exchange risk.

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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2025. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table contains information with respect to purchases made by or on behalf of the Company, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during our third quarter ended October 4, 2026:

Period(1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 6 – August 2, 2026	—	$—	—	$43,912,724
August 3 – August 30, 2026	—	—	—	43,912,724
August 31 – October 4, 2026	—	—	—	43,912,724
Total	—	$—	—
(1) The monthly periods identified above correspond to the Company’s fiscal third quarter of 2026, which commenced July 6, 2026 and ended October 4, 2026. There were no share repurchases during the third quarter of 2026.
(2) On May 17, 2022, the Company announced a share repurchase program authorizing the repurchase of up to $100 million of common stock. The program has no specific expiration date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended October 4, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished with this report:

Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350.
101.INS	XBRL Instance Document – The Instance Document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Definition Linkbase Document.
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended October 4, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERFACE, INC.

Date: November 10, 2026	By:	/s/ Bruce A. Hausmann
Bruce A. Hausmann Chief Financial Officer (Principal Financial Officer)